Form 10-Q
period 1995-03-31
COMMUNITY BANCORP INC /MA/
filed 1995-05-03
CIK 742170

<PAGE 1>
                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTER ENDED MARCH 31, 1995




                     Commission File No. 33-12756-B




                        COMMUNITY BANCORP, INC.
                      A Massachusetts Corporation
               IRS Employer Identification No. 04-2841993
              17 Pope Street, Hudson, Massachusetts  01749
                       Telephone - (508) 568-8321








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X               No






                              Common Stock
                            $2.50 par value
                      3,140,754 shares outstanding
                          as of March 31, 1995

<PAGE 2>
                          COMMUNITY BANCORP, INC.

                             TABLE OF CONTENTS


                                                                      Page
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                     Consolidated Balance Sheets                        3

                     Consolidated Statements of Income                  4

                     Consolidated Statements of Cash Flows             5-6

                     Notes to Consolidated Financial Statements        7-8

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      9-12


PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                      13


SIGNATURES                                                              14


EXHIBITS          Financial Data Schedule (Article 9)                   15

<PAGE 3>

                      PART I - FINANCIAL INFORMATION

                          COMMUNITY BANCORP, INC.
Item 1.                 CONSOLIDATED BALANCE SHEETS
                                                March 31,
                                                  1995         December 31,
                                               (Unaudited)         1994
                                               ----------      -----------
ASSETS
Cash and due from banks                       $ 10,777,843    $ 11,600,385
Federal funds sold                               2,500,000       6,100,000
Securities available for sale, at market        25,545,814      26,069,495
Securities held to maturity (market value
  $44,631,945 at 3/31/95 and $43,296,728
  at 12/31/94)                                  46,506,070      46,495,293
Mortgage loans held for sale                        35,000         559,304

Loans                                          124,617,602     122,479,051
Less allowance for possible loan losses          3,737,520       3,703,470
                                               -----------     -----------
       Total net loans                         120,880,082     118,775,581

Premises and equipment, net                      5,132,953       5,205,076
Other assets, net                                4,683,182       5,045,633
                                               -----------     -----------
                Total assets                  $216,060,944    $219,850,767
                                               ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                        $ 37,632,138    $ 42,074,618
   Interest bearing                            146,683,571     144,788,368
                                               -----------     -----------
       Total deposits                          184,315,709     186,862,986
                                               -----------     -----------

 Federal funds purchased and securities
   sold under repurchase agreements             12,671,868      14,940,801
 Other liabilities                               1,510,635       1,302,530
                                               -----------     -----------
            Total liabilities                  198,498,212     203,106,317
                                               -----------     -----------

Commitments

Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 4,000,000
   shares authorized, 3,199,218 shares issued,
   3,140,754 shares outstanding                  7,998,045       7,998,045
 Surplus                                           263,538         263,538
 Undivided profits                              10,029,130       9,556,768
 Treasury stock (58,464 shares)                   (263,088)       (263,088)
 Unrealized losses on securities available
   for sale, net                                  (464,893)       (810,813)
                                               -----------     -----------
            Total stockholders' equity          17,562,732      16,744,450
                                               -----------     -----------
                Total liabilities and
                    stockholders' equity      $216,060,944    $219,850,767
                                               ===========     ===========

                          See accompanying notes.

<PAGE 4>

                          COMMUNITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                                Three months ended
                                                     March 31,
                                             -------------------------
                                                1995            1994
                                             ---------       ---------
Interest income:
  Interest and fees on loans                $2,952,232      $2,496,227
  Interest and dividends on securities:
    Taxable interest                         1,011,866         933,026
    Nontaxable interest                         23,365          13,122
    Dividends                                   20,352          14,605
  Interest on federal funds sold                 2,350          14,250
                                             ---------       ---------
    Total interest income                    4,010,165       3,471,230
                                             ---------       ---------

Interest expense:
  Interest on deposits                       1,281,406         914,511
  Interest on short term borrowings            148,525          93,028
                                             ---------       ---------
    Total interest expense                   1,429,931       1,007,539
                                             ---------       ---------

Net interest income                          2,580,234       2,463,691
Provision for possible loan losses              30,000          75,000
                                             ---------       ---------
Net interest income after provision
  for possible loan losses                   2,550,234       2,388,691
                                             ---------       ---------

Noninterest income:
  Merchant credit card assessments             170,693         153,055
  Service charges                              177,226         156,459
  Other charges, commissions and fees          165,036         171,398
  Gains (losses) on sales of loans, net        (12,726)         12,154
  Gains (losses) on sales of securities, net                   (23,923)
  Other                                         21,766          41,444
                                             ---------       ---------
    Total noninterest income                   521,995         510,587
                                             ---------       ---------

Noninterest expense:
  Salaries and employee benefits             1,006,997       1,029,630
  Data processing                              113,643         103,752
  Occupancy, net                               147,653         155,305
  Furniture and equipment                       82,871          67,738
  Credit card processing                       134,250          94,647
  FDIC insurance premiums                      101,969         100,549
  Other                                        397,103         389,140
                                             ---------       ---------
    Total noninterest expense                1,984,486       1,940,761
                                             ---------       ---------

Income before income taxes                   1,087,743         958,517
Income taxes                                   436,359         382,141
                                             ---------       ---------
Net income                                  $  651,384      $  576,376
                                             =========       =========

Earnings per share                          $     .207      $     .180

Dividends per share                         $     .057      $     .050

Weighted average number of shares            3,140,754       3,199,218

                          See accompanying notes.

<PAGE 5>

                          COMMUNITY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                     Three months ended
                                                          March 31,
                                                --------------------------
                                                     1995           1994
                                                -----------    -----------
Cash flows from operating activities:
  Interest received                            $  4,228,613   $  3,247,301
  Fees and commissions received                     381,148        253,952
  Proceeds from secondary market
    mortgage sales                                1,661,593     21,315,388
  Origination of mortgage loans for
    secondary market sales                       (1,046,141)   (11,463,291)
  Interest paid                                  (1,562,164)    (1,027,078)
  Cash paid to suppliers & employees             (1,465,161)    (1,284,952)
  Income taxes paid                                 (29,275)        (6,116)
                                                 ----------     ----------
      Net cash provided by operating activities   2,168,613     11,035,204
                                                 ----------     ----------

Cash flows from investing activities:
  Purchases of securities held to maturity         (417,000)    (9,708,014)
  Proceeds from maturities of securities
    held to maturity                                383,200      2,000,000
  Net change in securities available for sale     1,055,469     (1,472,779)
  Net change in federal funds sold                3,600,000      1,100,000
  Net change in loans and other real estate
    owned                                        (2,530,000)     2,217,993
  Proceeds from sale of other real estate
    owned                                                           46,000
  Acquisition of property, plant and equipment      (91,573)      (405,109)
                                                 ----------     ----------
      Net cash provided by (used in)
        investing activities                      2,000,096     (6,221,909)
                                                 ----------     ----------

Cash flows from financing activities:
  Net change in deposits                         (2,547,277)   (10,169,939)
  Net change in repurchase agreements and
     short term borrowing                        (2,268,933)     1,750,694
  Dividends paid                                   (175,041)      (153,562)
                                                 ----------     ----------
      Net cash used in financing activities      (4,991,251)    (8,572,807)
                                                 ----------     ----------

Net decrease in cash and due from banks            (822,542)    (3,759,512)

Cash and due from banks at beginning
  of period                                      11,600,385     12,402,450
                                                 ----------     ----------
Cash and due from banks at end of period        $10,777,843    $ 8,642,938
                                                 ==========     ==========

                          See accompanying notes.

<PAGE 6>

                          COMMUNITY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
 Reconciliation of Net Income to Net Cash Provided by Operating Activities
                                (Unaudited)
                                                     Three months ended
                                                          March 31,
                                                 -------------------------
                                                     1995           1994
                                                 ----------     ----------
Net income                                      $   651,384    $   576,376

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Decrease in mortgage loans held for sale        524,304      9,712,948
    Premium on sale of mortgages                     91,148        139,149
    Depreciation and amortization                   245,553        299,064
    Provision for loan losses                        30,000         75,000
    Increase in other liabilities                   273,771        176,520
    Increase in taxes payable                       407,084        376,022
    (Decrease) in interest payable                 (132,233)       (19,539)
    (Increase) in other assets                     (140,847)       (76,407)
    Decrease (increase) in interest receivable      218,449       (223,929)
                                                 ----------     ----------
         Total adjustments                        1,517,229     10,458,828
                                                 ----------     ----------
Net cash provided by operating activities       $ 2,168,613    $11,035,204
                                                 ==========     ==========

                          See accompanying notes.

<PAGE 7>
                        COMMUNITY BANCORP, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1995

                              (Unaudited)
________________________________________________________________________

1.  BASIS OF PRESENTATION

    The interim consolidated financial statements contained herein are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. All adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1994.

2.  EARNINGS PER SHARE

    Earnings per share calculations are based on the weighted average number of common shares outstanding during the period.

3. FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN"

    Beginning January 1, 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). Under the new standard, the allowance for possible loan losses related to loans that are identified as impaired in accordance with SFAS No. 114 is based on discounted cash flows using the loan's effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of this Statement, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Financial Accounting Standards Board also issued SFAS No. 118, which amended SFAS No. 114, by allowing creditors to use their existing methods of recognizing interest income on impaired loans. Prior to 1995, the allowance for possible loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

    The Company has determined after reviewing its Credit Quality Monitoring policies and procedures, and an analysis of the loans outstanding at March 31, 1995, that loans recognized by the Company as nonaccrual and restructured are equivalent to "impaired loans" as defined by SFAS No. 114. The Company has also determined that the reserve for possible loan losses at March 31, 1995 did not require an additional loan loss provision as a result of the adoption of this statement.

<PAGE 8>

    Total impaired loans at March 31, 1995 with required reserves were $692,819, and the reserve for possible loan losses allocated to such loans was $148,260. In addition, the Company had impaired loans of $70,000 that did not require reserves. As of March 31, 1995, the Company recognized interest income on impaired loans of $0, which included $0 of interest recognized using the cash basis of income recognition.

<PAGE 9>

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
- - -------

    The Company recorded net income of $651,384 for the three months ended March 31, 1995, representing an increase of $75,008 or 13.0% over $576,376 for the same period in 1994. Earnings per share increased to $.207 for the current period compared to $.180 for the three months ended March 31, 1994.

    The improvement in net income for the current three month period resulted from an increase in net interest and noninterest income and reductions in the provision for loan losses, partially offset by a small increase in noninterest expense.

    Deposits of $184,315,709 at March 31, 1995 decreased by $2,547,277 or 1.4% from $186,862,986 at December 31, 1994. The decrease occurred primarily in noninterest bearing categories. Interest bearing deposits increased by $1,895,203, primarily in the areas of NOW and money market deposit accounts, while noninterest bearing accounts decreased by $4,442,480, primarily in the area of business demand deposit accounts.

    Loans of $124,617,602 at March 31, 1995, excluding mortgage loans held for sale, increased by $2,138,551 or 1.7% from $122,479,051 at December 31, 1994. This increase occurred primarily in the areas of commercial and adjustable rate residential mortgage loans. Noncurrent loans (nonaccrual loans and loans 90 days or more past due but still accruing) totaled $806,085 and $975,475 at March 31, 1995 and December 31, 1994, respectively. Accruing troubled debt restructurings totalled $1,154,570 at both March 31, 1995 and December 31, 1994.

    Other real estate owned of $479,136 at March 31, 1995, represented an increase of $51,000 from $428,136 at December 31, 1994.

    Assets of $216,060,944 at March 31, 1995 represented a $3,789,823 or 1.7% decrease from $219,850,767 at December 31, 1994.



            Three Months ended March 31, 1995 as Compared To
                Three Months ended March 31, 1994
            ------------------------------------------------

Net Interest Income
- - -------------------

    Interest income for the three months ended March 31, 1995 was $4,010,165, representing an increase of $538,935 or 15.5% from $3,471,230 for the three months ended March 31, 1994, primarily due to higher loan balances and higher interest rates in 1995. Interest expense was $1,429,931, representing an increase of $422,392 or 41.9% from $1,007,539 for the three months ended March 31, 1994, primarily due to an increase in interest bearing deposits and higher interest rates in 1995. Net interest income for the three months ended March 31, 1995 was $2,580,234, representing an increase of $116,543 or 4.7% over $2,463,691 for the same period in 1994.

<PAGE 10>

Noninterest Income and Expense
- - ------------------------------

    Noninterest income for the three months ended March 31, 1995 was $521,995, representing an increase of $11,408 or 2.2% from $510,587 for the same period in 1994. This increase resulted primarily from increases in merchant credit card assessments, service charges and losses on sales of loans, partially offset by reductions in other charges, commissions and fees, losses on sales of securities and other income.

    Noninterest expense for the three months ended March 31, 1995 of $1,984,486 represented a decrease of $43,725 or 2.3% from $1,940,761 recorded during the same period in 1994. This decrease was primarily the result of reductions in salaries and employee benefits and occupancy expense, partially offset by increases in data processing, furniture and equipment, credit card processing, FDIC insurance premiums and other expense.


Provision for Possible Loan Losses
- - ----------------------------------

    The provision for possible loan losses for the three months ended March 31, 1995 was $30,000, representing a $45,000 or 60.0% decrease from $75,000 for the same period in 1994. This decrease was the result of management's continuing evaluation of the adequacy of the allowance for possible loan losses and its belief that the allowance is adequate. Management will continue its ongoing assessment of the regional economy, the real estate market and the level of the Company's problem loans during 1995 and make further adjustments in the allowance for possible loan losses if necessary.


Income Taxes
- - ------------

    Income tax expense of $436,359 for the three months ended March 31, 1995 compared to $382,141 for the same period in 1994, resulting from an increase in taxable income during the current period.

Net Income
- - ----------

    Net income of $651,384 for the three months ended March 31, 1995 represented an increase of $75,008 or 13.0% over $576,376 recorded during the same period in 1994. The foregoing discussion summarized the primary components of this increase in earnings.

<PAGE 11>

Allowance for Possible Loan Losses
- - ----------------------------------

    The allowance for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio. Management's methodology in determining the adequacy of the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth and composition of the loan portfolio. Each loan on the Company's internal "Watch List" is evaluated periodically to estimate potential loss. When estimated losses can be determined for Watch List loans, specific amounts are set aside as allocated reserves. For the remainder of the loan portfolio, unallocated reserve amounts are determined based on judgements regarding the type of loan, economic conditions and trends, potential exposure to loss and other factors.
The allowance for possible loan losses is charged when management determines that the repayment of the principal on a loan is in doubt. Subsequent recoveries, if any, are credited to the allowance.

At March 31, 1995 the allowance was $3,737,520, representing 3.0% of total loans (excluding mortgage loans held for sale), compared to $3,703,470, representing 3.0% of total loans December 31, 1994.


Securities
- - ----------

    The Company's securities portfolio consists of obligations of the U.S. Treasury, government sponsored agencies, mortgage backed securities and obligations of municipalities in the Company's market area. These assets are used in part to secure public deposits and as collateral for repurchase agreements.

    Total securities were $72,051,884 at March 31, 1995, representing a decrease of $512,904 or .7% from $72,564,788 at December 31, 1994.
During the three months ended March 31, 1995, no securities were sold.


Liquidity and Capital Resources
- - -------------------------------

    The Company's principle sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities. Deposits are considered a relatively stable source of funds. At March 31, 1995, 1994 and 1993, deposits were $184.3 million, $175.3 million and $168.0 million, respectively. Management anticipates that deposits will increase moderately during 1995.

    As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

<PAGE 12>

    Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 3.00% ratio of Tier 1 leverage capital to assets now constitutes the minimum capital standard for banking organizations. At March 31, 1995, the Company's Tier 1 leverage capital ratio was 8.27%. Regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At March 31, 1995 the Company's Tier 1 and total risk-based capital ratios were 13.67% and 14.94%, respectively. Both the Company and the Bank are categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

    The Board of Directors declared a first quarter 1995 dividend of $.057 per share of common stock to shareholders of record at March 1, 1995, payable on April 14, 1995.


Asset/Liability Management
- - --------------------------

    The Company has an asset/liability management committee which oversees all asset/liability management activities. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.

    It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's positive cumulative one year gap position at March 31, 1995, representing the excess of repricing assets versus repricing liabilities within a one year time frame, was 1.2% expressed as a percentage of total assets.

<PAGE 13>

                      PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) The Registrant did not file a Form 8-K during the quarter ended March 31, 1995.

<PAGE 14>

                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  COMMUNITY BANCORP, INC.
                                  -----------------------



Date:  May 3, 1995                By: /s/ James A. Langway
                                     -------------------------
                                     James A. Langway
                                     President & Chief Executive Officer
                                     Principal Executive Officer





Date:  May 3, 1995                By: /s/ Donald R. Hughes, Jr.
                                     --------------------------
                                     Donald R. Hughes, Jr.
                                     Treasurer and Clerk
                                     Principal Financial Officer and
                                       Principal Accounting Officer

<PAGE 15>