Form 10-Q
period 1995-06-30
COMMUNITY BANCORP INC /MA/
filed 1995-08-02
CIK 742170

<PAGE 1>
                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTER ENDED JUNE 30, 1995




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

                      Yes     X               No






                              Common Stock
                            $2.50 par value
                      3,140,420 shares outstanding
                          as of August 2, 1995

<PAGE 2>

                           COMMUNITY BANCORP, INC.

                             TABLE OF CONTENTS


                                                                      Page
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                     Consolidated Balance Sheets                        3

                     Consolidated Statements of Income                  4

                     Consolidated Statements of Cash Flows             5-6

                     Notes to Consolidated Financial Statements        7-8

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      9-13


PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of
                    Security Holders                                    14

         Item 5.  Other Information                                     14

         Item 6.  Exhibits and Reports on Form 8-K                      14


SIGNATURES                                                              15


EXHIBITS          Proxy Statement dated March 24, 1995                16-21

                  Financial Data Schedule (EX-27, Article 9)            22

<PAGE 3>

                       PART I - FINANCIAL INFORMATION

                          COMMUNITY BANCORP, INC.
Item 1.                 CONSOLIDATED BALANCE SHEETS
                                                 June 30,
                                                   1995        December 31,
                                               (Unaudited)         1994
                                                ----------      ----------
ASSETS
Cash and due from banks                       $ 12,690,741    $ 11,600,385
Federal funds sold                                 700,000       6,100,000
Securities available for sale, at market        23,702,810      26,069,495
Securities held to maturity (market value
  $45,216,255 at 6/30/95 and $43,296,728
  at 12/31/94)                                  45,772,220      46,495,293
Mortgage loans held for sale                       510,713         559,304

Loans                                          128,852,565     122,479,051
Less allowance for possible loan losses          3,794,299       3,703,470
                                               -----------     -----------
       Total net loans                         125,058,266     118,775,581

Premises and equipment, net                      5,151,999       5,205,076
Other assets, net                                4,178,303       5,045,633
                                               -----------     -----------
                Total assets                  $217,765,052    $219,850,767
                                               ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                        $ 37,323,709    $ 42,074,618
   Interest bearing                            150,239,813     144,788,368
                                               -----------     -----------
       Total deposits                          187,563,522     186,862,986

 Federal funds purchased and securities
   sold under repurchase agreements             10,919,511      14,940,801
 Other liabilities                               1,173,837       1,302,530
                                               -----------     -----------
            Total liabilities                  199,656,870     203,106,317

Commitments

Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 4,000,000
   shares authorized, 3,199,218 shares issued,
   3,140,722 shares outstanding, (3,140,754
   shares outstanding at December 31, 1994)      7,998,045       7,998,045
 Surplus                                           263,442         263,538
 Undivided profits                              10,438,796       9,556,768
 Treasury stock, 58,496 shares, (58,464
   shares at December 31, 1994)                   (263,232)       (263,088)
 Unrealized losses on securities available
   for sale, net                                  (328,869)       (810,813)
                                               -----------     -----------
            Total stockholders' equity          18,108,182      16,744,450
                                               -----------     -----------
                Total liabilities and
                    stockholders' equity      $217,765,052    $219,850,767
                                               ===========     ===========

                          See accompanying notes.

<PAGE 4>

                             COMMUNITY BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                    Three months ended      Six months ended
                                          June 30,               June 30,
                                   --------------------   --------------------
                                      1995       1994        1995       1994
                                   ---------  ---------   ---------  ---------
Interest income:
 Interest and fees on loans       $3,075,590 $2,523,349  $6,027,822 $5,019,576
 Interest and div. on securities:
  Taxable interest                   998,718    900,382   2,010,584  1,833,408
  Nontaxable interest                 24,771     12,272      48,136     25,394
  Dividends                            5,495     16,312      25,847     30,917
 Interest on federal funds sold       31,159      9,226      33,509     23,476
                                   ---------  ---------   ---------  ---------
   Total interest income           4,135,733  3,461,541   8,145,898  6,932,771
                                   ---------  ---------   ---------  ---------

Interest expense:
 Deposits                          1,380,992    946,593   2,662,398  1,861,104
 Short term borrowings               143,471    106,407     291,996    199,435
                                   ---------  ---------   ---------  ---------
  Total interest expense           1,524,463  1,053,000   2,954,394  2,060,539
                                   ---------  ---------   ---------  ---------

Net interest income                2,611,270  2,408,541   5,191,504  4,872,232
Provision for loan losses             30,000     75,000      60,000    150,000
                                   ---------  ---------   ---------  ---------
Net interest income after
 provision for loan losses         2,581,270  2,333,541   5,131,504  4,722,232
                                   ---------  ---------   ---------  ---------

Noninterest income:
 Merchant credit card assessments    159,037    133,695     329,730    286,750
 Service charges                     172,334    174,100     349,560    330,559
 Other charges, commissions, fees    183,796    163,985     348,832    335,383
 Gains (losses) on sales of
  loans, net                         (37,882)    39,820     (50,608)    51,974
 Gains (losses) on sales of
  securities, net                                (6,999)               (30,922)
 Other                                19,995     27,512      41,761     68,956
                                   ---------  ---------   ---------  ---------
  Total noninterest income           497,280    532,113   1,019,275  1,042,700
                                   ---------  ---------   ---------  ---------

Noninterest expense:
 Salaries and benefits             1,125,754  1,043,332   2,132,751  2,072,962
 Data processing                     110,213    104,403     223,856    208,155
 Occupancy, net                      156,264    149,916     303,917    305,221
 Furniture and equipment              77,626     66,740     160,497    134,478
 Credit card processing              139,317    118,899     273,567    213,546
 FDIC insurance premiums             101,970    100,549     203,939    201,098
 Other                               394,715    471,616     791,818    860,756
                                   ---------  ---------   ---------  ---------
  Total noninterest expense        2,105,859  2,055,455   4,090,345  3,996,216
                                   ---------  ---------   ---------  ---------

Income before income taxes           972,691    810,199   2,060,434  1,768,716
Income taxes                         435,079    309,735     817,220    691,876
                                   ---------  ---------   ---------  ---------
Net income                        $  537,612 $  500,464  $1,243,214 $1,076,840
                                   =========  =========   =========  =========

Earnings per share                $     .171 $     .161  $     .396 $     .342

Dividends per share               $     .058 $     .053  $     .115 $     .103

Weighted average number of shares  3,140,748  3,105,183   3,140,751  3,151,941

                            See accompanying notes.

<PAGE 5>

                           COMMUNITY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                      Six months ended
                                                          June 30,
                                                --------------------------
                                                    1995           1994
                                                ----------     -----------
Cash flows from operating activities:
  Interest received                            $  8,170,602   $  6,885,312
  Fees and commissions received                   1,034,735        947,145
  Proceeds from secondary market
    mortgage sales                                2,230,942     27,994,671
  Origination of mortgage loans for
    secondary market sales                       (1,929,041)   (14,721,474)
  Interest paid                                  (2,979,467)    (2,084,312)
  Cash paid to suppliers & employees             (3,499,723)    (3,469,974)
  Income taxes paid                                (741,709)      (543,678)
                                                 ----------     ----------
      Net cash provided by operating activities   2,286,339     15,007,690
                                                 ----------     ----------

Cash flows from investing activities:
  Purchases of securities held to maturity         (417,000)   (14,824,710)
  Proceeds from maturities of securities
    held to maturity                              1,140,071      2,076,000
  Net change in securities available for sale     3,172,003      8,647,193
  Net change in federal funds sold                5,400,000      3,900,000
  Net change in loans and other real estate
    owned                                        (6,639,467)    (2,304,357)
  Proceeds from sale of other real estate
    owned                                            97,700        305,670
  Acquisition of property, plant and equipment     (274,231)      (603,925)
                                                 ----------     ----------
      Net cash provided by (used in)
        investing activities                      2,479,076    (10,604,129)
                                                 ----------     ----------

Cash flows from financing activities:
  Net change in deposits                            700,536     (8,404,873)
  Net change in federal funds purchased         (10,900,000)     5,800,000
  Net change in repurchase agreements             6,878,710     (2,789,122)
  Purchase of treasury stock                           (240)      (992,826)
  Sale of treasury stock                                           610,286
  Dividends paid                                   (354,065)      (159,271)
                                                 ----------     ----------
      Net cash used in financing activities      (3,675,059)    (5,935,806)
                                                 ----------     ----------

Net increase (decrease) in cash and
  due from banks                                  1,090,356     (1,532,245)
                                                 ----------      ---------

Cash and due from banks at beginning
  of period                                      11,600,385     12,402,450
                                                 ----------     ----------
Cash and due from banks at end of period        $12,690,741    $10,870,205
                                                 ==========     ==========

                          See accompanying notes.



<PAGE 6>

                           COMMUNITY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
 Reconciliation of Net Income to Net Cash Provided by Operating Activities
                                (Unaudited)
                                                       Six months ended
                                                          June 30,
                                                 -------------------------
                                                     1995           1994
                                                 ----------     ----------
Net income                                      $ 1,243,214    $ 1,076,840

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Decrease in mortgage loans held for sale      125,891     13,110,002
      Premium on sale of mortgages                  176,010        163,195
      Depreciation and amortization                 366,956        589,827
      Provision for loan losses                      60,000        150,000
      Increase (decrease) in other liabilities      223,674       (243,810)
      Increase in taxes payable                      75,511        148,198
      (Decrease) in interest payable                (25,073)       (23,773)
      Decrease in other assets                       15,457         84,669
      Decrease (increase) in interest receivable     24,699        (47,458)
                                                 ----------     ----------
         Total adjustments                        1,043,125     13,930,850
                                                 ----------     ----------
Net cash provided by operating activities       $ 2,286,339    $15,007,690
                                                 ==========     ==========

                          See accompanying notes.

<PAGE 7>
                         COMMUNITY BANCORP, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1995

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

    The Company has determined after reviewing its Credit Quality Monitoring policies and procedures, and an analysis of it loan portfolio, that loans recognized by the Company as nonaccrual and restructured are equivalent to "impaired loans" as defined by SFAS No. 114. The Company has also determined that the reserve for possible loan losses did not require an additional loan loss provision as a result of the adoption of this statement on January 1, 1995.

<PAGE 8>

    Total impaired loans at June 30, 1995 with required reserves were $967,481 and the reserve for possible loan losses allocated to such loans was $119,134. In addition, the Company had impaired loans of $227,354 that did not require reserves. As of June 30, 1995, the Company recognized interest income on impaired loans of $10,757, which included $0 of interest recognized using the cash basis of income recognition.

<PAGE 9>

                      PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
- -------

    The Company recorded net income of $1,243,214 for the six months ended June 30, 1995, representing an increase of $166,374 or 15.5% over $1,076,840 for the same period in 1994. Earnings per share of $.396 for the current period represented an increase of $.054 from $.342 for the six months ended June 30, 1994.

    The Company recorded net income of $537,612 for the three months ended June 30, 1995, representing an increase of $37,148 or 7.4% over $500,464 for the corresponding period in 1994. Earnings per share of $.171 for the current period represented an increase of $.010 from $.161 for the same period in 1994.

    The improvement in net income resulted primarily from an increase in net interest income and a decrease in the provision for possible loan losses.

    Deposits of $187,563,522 at June 30, 1995 increased by $700,536 or .4% from $186,862,986 at December 31, 1994. This increase occurred primarily in interest bearing categories, partially offset by a decrease in noninterest-bearing categories.

    Loans of $128,852,565 at June 30, 1995, excluding mortgage loans held for sale, increased by $6,373,514 or 5.2% from $122,479,051 at December 31, 1994. This increase occurred in the commercial, residential real estate and consumer loan portfolios. Noncurrent loans (nonaccrual loans and loans 90 days or more past due but still accruing) totalled $1,362,381 and $975,475 at June 30, 1995 and December 31, 1994, respectively. Accruing troubled debt restructurings at June 30, 1995 and December 31, 1994 were $1,136,995 and $1,154,570, respectively.

    Other real estate owned of $140,000 at June 30, 1995 represented a decrease of $288,136 or 67.3% from $428,136 at December 31, 1994.

    Assets of $217,765,052 at June 30, 1995 represented a $2,085,715 or
 .9% decrease from $219,850,767 at December 31, 1994.


             Six Months ended June 30, 1995 as Compared To
                 Six Months ended June 30, 1994
             ---------------------------------------------

Net Interest Income
- -------------------

    Interest income for the six months ended June 30, 1995 was $8,145,898, representing an increase of $1,213,127 or 17.5% from $6,932,771 for the six months ended June 30, 1994, primarily due to higher loan balances in 1995. Interest expense was $2,954,394, representing an increase of $893,855 or 43.4% from $2,060,539 for the six months ended June 30, 1994, primarily due to higher interest bearing deposit balances in 1995. Net interest income for the six months ended June 30, 1995 was $5,191,504, representing an increase of $319,272 or 6.6% from $4,872,232 for the six months ended June 30, 1994.

<PAGE 10>

Noninterest Income and Expense
- ------------------------------

    Noninterest income for the six months ended June 30, 1995 was $1,019,275, representing a decrease of $23,425 or 2.2% from $1,042,700 for the six months ended June 30, 1994. This small decrease was primarily the result of losses on sales of residential real estate loans sold in the secondary mortgage market, resulting from the refinancing of a number of mortgages originated in prior periods and the associated write-down of unamortized excess servicing fee income on those loans.

    Noninterest expense for the six months ended June 30, 1995 of $4,090,345 was up $94,129 or 2.4% from $3,996,216 for the same period in
1994. This increase was primarily the result of increases in salaries and employee benefits, data processing, furniture and equipment, occupancy and credit card processing.

Provision for Loan Losses
- -------------------------

    The provision for loan losses for the six months ended June 30, 1995 was $60,000, representing a $90,000 or 60.0% decrease from $150,000 for the same period in 1994. This decrease was the result of management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes
- ------------

    Income tax expense of $817,220 for the six months ended June 30, 1995 compared to $691,876 for the same period in 1994, the result of an increase in taxable income during the current period.

Net Income
- ----------

    Net income of $1,243,214 for the first six months of 1995 represented an increase of $166,374 or 15.5% from $1,076,840 recorded for the first six months of 1994. The foregoing discussion summarized the primary components of this increase in earnings.


            Three Months ended June 30, 1995 as Compared To
                Three Months ended June 30, 1994
            -----------------------------------------------

Net Interest Income
- -------------------

    Interest income for the three months ended June 30, 1995 was $4,135,733, representing an increase of $674,192 or 19.5% from $3,461,541 for the three months ended June 30, 1994. The increase was primarily due to higher loan balances in 1995. Interest expense was $1,524,463, representing an increase of $471,463 or 44.8% from $1,053,000 for the three months ended June 30, 1994, primarily due to higher interest bearing deposit balances in 1995. Net interest income for the three months ended June 30, 1995 was $2,611,270, representing an increase of $202,729 or 8.4% from $2,408,541 for the same period in 1994.

<PAGE 11>

Noninterest Income and Expense
- ------------------------------

    Noninterest income for the three months ended June 30, 1995 was $497,280, representing a decrease of $34,833 or 6.5% from $532,113 for the three months ended June 30, 1995. This decrease was primarily the result of losses on sales of residential real estate loans sold in the secondary mortgage market, resulting from the refinancing of a number of mortgages originated in prior periods and the associated write-down of unamortized excess servicing fee income on those loans.

    Noninterest expense for the three months ended June 30, 1995 of $2,105,859 was up $50,404 or 2.5% from $2,055,455 for the three months ended June 30, 1994. This increase was primarily the result of increases in salaries and employee benefits, data processing, furniture and equipment, occupancy and credit card processing.

Provision for Loan Losses
- -------------------------

    The provision for loan losses for the three months ended June 30, 1995 was $30,000, representing a $45,000 or 60.0% decrease from $75,000 for the three months ended June 30, 1994. This decrease was the result of management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes
- ------------

    Income tax expense of $435,079 for the three months ended June 30, 1995 compared to $309,735 for the three months ended June 30, 1994, the result of an increase in taxable income during the current period.

Net Income
- ----------

    Net income of $537,612 for the three months ended June 30, 1995 represented an increase of $37,148 or 7.4% over $500,464 for the three months ended June 30, 1994. Earnings per share of $.171 for the current period represented an increase of $.012 from $.159 for the three months ended June 30, 1994.

Allowance for Possible Loan Losses
- ----------------------------------

    The allowance for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio. Management's methodology in determining the adequacy of the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends and the volume, growth and composition of the loan portfolio. Each loan on the Company's internal Watch List is evaluated periodically to estimate potential loss. When estimated losses can be determined for Watch List loans, specific amounts are set aside as allocated reserves. For the remainder of the portfolio, unallocated reserve amounts are determined based on judgements regarding the type of loan, economic conditions and trends, potential exposure to loss and other factors. The allowance for possible loan losses is charged when management determines that the repayment of the principal on a loan is in doubt. Subsequent recoveries, if any, are credited to the allowance. At June 30, 1995, the balance in the allowance was $3,794,299, representing 2.9% of total loans (excluding mortgage loans held for sale), compared to $3,703,470 or 3.0% of total loans at December 31, 1994.

<PAGE 12>

Securities
- ----------

    The Company's securities portfolio consists of obligations of the U.S. Treasury, U.S. government sponsored agencies, mortgage backed securities and obligations of municipalities in the Company's market area. Those assets are used in part to secure public deposits and as collateral for repurchase agreements.

    Total securities were $69,475,030 at June 30, 1995 compared to $72,564,788 at December 31, 1994. This decrease was primarily the result of the maturity of securities during the period. At June 30, 1995, $23,702,810 in securities were classified as "available for sale". There were no sales of securities during the six months ended June 30, 1995.

Liquidity and Capital Resources
- -------------------------------

    The Bank's principal sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities.

    Deposits are considered a relatively stable source of funds. At June 30, 1995, 1994 and 1993, deposits were $187.6, $177.1 and $175.5 million, respectively. Management anticipates that deposits will remain relatively stable or grow moderately during the remainder of 1995.

    Of the Company's $69.5 million in investment securities at June 30, 1995, $16.1 million or 23.2% mature within one year. As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

    Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 3.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for banking organizations. At June 30, 1995, the Company's Tier 1 leverage capital ratio was 8.41%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00. At June 30, 1995 the Company's Tier 1 and total risk-based capital ratios were 13.63% and 14.90%, respectively. Both the Company and the Bank are categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.).

Asset/Liability Management
- --------------------------

    The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.

<PAGE 13>

    It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's positive cumulative one year gap position at June 30, 1995, representing the excess of repricing assets versus repricing liabilities within a one year time frame, was .5% of total assets.

<PAGE 14>

                      PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Shareholders was held on April 11, 1995. At that meeting, two (2) matters were put before the shareholders for vote. Proxies for the meeting were solicited, and a copy of the Proxy Statement dated March 24, 1995 is incorporated herein by reference and attached hereto as an exhibit. Such Proxy Statement provides a description of the matters put before the shareholders for vote and provides other information required under this Item 4.

The results of the voting were as follows:

1. To fix the number of Directors who shall constitute the full Board of Directors at ten.

     Votes for:                    2,178,805
     Votes against:                    1,800


2. To elect as Directors the three individuals listed as nominees in the Proxy Statement, who, together with the seven Directors whose terms of office did not expire at this meeting, constitute the full Board of Directors.

             Director              Votes For         Votes Against

         Horst Huehmer             2,179,605               0
         Lloyd L. Parker           2,179,605               0
         Mark Poplin               2,179,605               0



Item 5.  OTHER INFORMATION

     At its June 20, 1995 meeting, the Board of Directors elected Donald
R. Hughes, Jr. and David W. Webster Directors of the Company and of Hudson National Bank.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
       (28)    Community Bancorp, Inc. Proxy Statement dated March 24,
               1995.


(b)  The Company did not file a Form 8-K during the quarter ended June
     30, 1995.

<PAGE 15>
                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COMMUNITY BANCORP, INC.
                               -----------------------



Date:  August 2, 1995          By: /s/ James A. Langway
                                  ----------------------------
                                  James A. Langway
                                  President & Chief Executive Officer
                                  Principal Executive Officer





Date:  August 2, 1995          By: /s/ Donald R. Hughes, Jr.
                                  ----------------------------
                                  Donald R. Hughes, Jr.
                                  Treasurer and Clerk
                                  Principal Financial Officer and
                                    Principal Accounting Officer

<PAGE 16>

                        COMMUNITY BANCORP, INC.

                            PROXY STATEMENT

                     ANNUAL MEETING OF SHAREHOLDERS

                             April 11, 1995





The following information is furnished in connection with the solicitation of proxies by the management of Community Bancorp, Inc. ("Corporation"), whose principal executive office is located at 17 Pope Street, Hudson, Massachusetts, (Telephone: 508-568-8321), for use at the Annual Meeting of Shareholders of the Corporation to be held on Tuesday, April 11, 1995.


As of March 1, 1995, 3,140,754 shares of common stock of the Corporation were outstanding and entitled to be voted.


The record date and hour for determining shareholders entitled to vote has been fixed at 5 o'clock p.m., March 1, 1995. Only shareholders of record at such time will be entitled to notice of, and to vote at, the meeting. Shareholders are urged to sign the enclosed form of proxy solicited on behalf of the management of the Corporation and return it at once in the envelope enclosed for that purpose. The proxy does not affect the right to vote in person at the meeting and may be revoked prior to its exercise. Proxies will be voted in accordance with the shareholder's directions.


If no directions are given, proxies will be voted to fix the number of Directors of the Corporation at ten; and to elect Horst Huehmer, Lloyd
L. Parker and Mark Poplin to the Board of Directors of the Corporation to serve until the Annual Meeting of Shareholders in 1998 and until their successors are duly elected and qualified.


The financial statements of the Corporation for 1994 have been mailed to the shareholders with the mailing of this Notice and Proxy Statement.


The cost of the solicitation of proxies is being paid by the Corporation. The Proxy Statement will be mailed to shareholders of the Corporation on or about March 24, 1995.

<PAGE 17>

                DETERMINATION OF NUMBER OF DIRECTORS
                   AND ELECTION OF DIRECTORS
                ------------------------------------


     The persons named as proxies intend to vote to fix the number of Directors for the ensuing year at ten and vote for the election of the persons named below as Nominees for Election at This Meeting as Directors, each to hold office until the annual meeting held in the year indicated in the column designated "Term of Office." If any nominee should not be available for election at the time of the meeting, the persons named as proxies may vote for another person in their discretion or may vote to fix the number of Directors at less than ten. The management does not anticipate that any nominee will become unavailable.

     The By-Laws of the Corporation provide in substance that the Board of Directors shall be divided into three classes as nearly equal in number as possible, and that the term of office of one class shall expire and a successor class be elected at each annual meeting of the shareholders.

     The present number of Directors is ten. It is proposed by the Board that at the meeting the number of Directors who shall constitute the full Board of Directors until the next annual meeting be fixed at ten and that the three nominees listed below be elected to serve until the date indicated opposite their names. All of the nominees are currently Directors.

     Opposite the name of each nominee and each continuing Director in the following table is shown: (1) the number of shares of stock of the Corporation owned beneficially by each such person; (2) for those persons serving as Directors of the Corporation, the date on which such person's term of office as Director began; (3) the term of office for which such person will serve; and (4) such person's current principal occupation or employment.

<PAGE 18>

                Nominees For Election at This Meeting
                -------------------------------------


                                  Has Served
                                  on Board of
                    Shares of     Directors
                    Stock Owned   of the
                    Beneficially  Corporation
                    as of         or Its       Term
                    March 1,      Predecessor  of      Principal
Name                1995 (1)      Since        Office  Occupation
- ----                ------------  -----------  ------  ----------

Horst Huehmer          22,632        1980       1998   Director of
                                                       Corporation
                                                       and Hudson
                                                       National Bank;
                                                       Manager,
                                                       Hudson Light &
                                                       Power
                                                       Department.


Lloyd L.               32,904        1962       1998   Director of
 Parker      (2)                                       Corporation
                                                       and Hudson
                                                       National Bank;
                                                       President
                                                       Emeritus,
                                                       Larkin Lumber
                                                       Co.


Mark Poplin           162,174        1967       1998   Director of
                                                       Corporation
                                                       and Hudson
                                                       National Bank;
                                                       President and
                                                       Treasurer,
                                                       Poplin Supply
                                                       Co.;
                                                       Secretary,
                                                       Poplin
                                                       Furniture Co.

<PAGE 19>

                   Directors Continuing in Office
                   ------------------------------


                                  Has Served
                                  on Board of
                    Shares of     Directors
                    Stock Owned   of the
                    Beneficially  Corporation
                    as of         or Its       Term
                    March 1,      Predecessor  of      Principal
Name                1995 (1)      Since        Office  Occupation
- ----                ------------  -----------  ------  ----------

Alfred A. Cardoza      22,486        1971       1997   Director of
                                                       Corporation
                                                       and Hudson
                                                       National Bank;
                                                       Retired.


Argeo R. Cellucci       6,728        1968       1997   Director of
                                                       Corporation
                                                       and Hudson
                                                       National Bank;
                                                       President,
                                                       Cellucci
                                                       Hudson Corp.


Antonio Frias         101,938        1985       1997   Director of
                                                       Corporation
                                                       and Hudson
                                                       National Bank;
                                                       President and
                                                       Treasurer, S &
                                                       F Concrete
                                                       Contractors.


I. George Gould (3)   119,865        1962       1996   Director of
                                                       Corporation
                                                       and Hudson
                                                       National Bank;
                                                       Chairman,
                                                       Gould's, Inc.


James A.              135,426        1976       1996   Director of
 Langway     (3)                                       Corporation
                                                       and Hudson
                                                       National Bank;
                                                       President and
                                                       CEO of the
                                                       Corporation;
                                                       President &
                                                       CEO of Hudson
                                                       National Bank.

<PAGE 20>

                   Directors Continuing in Office (cont.)
                   --------------------------------------


                                  Has Served
                                  on Board of
                    Shares of     Directors
                    Stock Owned   of the
                    Beneficially  Corporation
                    as of         or Its       Term
                    March 1,      Predecessor  of      Principal
Name                1995 (1)      Since        Office  Occupation
- ----                ------------  -----------  ------  ----------

Dennis F.             442,640        1984       1997   Chairman of
 Murphy, Jr.                                           the Board of
                                                       Corporation
                                                       and Hudson
                                                       National Bank;
                                                       Director of
                                                       Corporation
                                                       and Hudson
                                                       National Bank;
                                                       President and
                                                       Treasurer,
                                                       D. F. Murphy
                                                       Insurance
                                                       Agency, Inc.


David L.               22,274        1986       1996   Director of
 Parker      (2)                                       Corporation
                                                       and Hudson
                                                       National Bank;
                                                       Treasurer,
                                                       Larkin Lumber
                                                       Co.

<PAGE 21>

Notes:

     1. Beneficial ownership of stock for the purpose of this statement includes securities owned by the spouse and minor children and any relative with the same address. Certain Directors may disclaim beneficial ownership of certain of the shares listed beside their names.

     2. Messrs. L. Parker and D. Parker are father and son, respectively.

     3. Includes 59,219 shares held by CBI ESOP as to which Messrs. Gould and Langway are co-trustees.


The affirmative vote of the holders of a majority of the common stock of the Corporation present or represented and voting at the meeting is required to fix the number of Directors. The affirmative vote of a plurality of the votes cast by shareholders is required to elect Directors.


                            OTHER MATTERS
                            -------------

     The management knows of no business which will be presented for consideration at the meeting other than that set forth in this Proxy Statement. However, if any such business comes before the meeting, the persons named as proxies will vote thereon according to their best judgment.


                               By order of the Board of Directors



                               /s/ James A. Langway
                               _____________________
                               James A. Langway
                               President

Hudson, Massachusetts

March 24, 1995

<PAGE 22>