Form 10-Q
period 1995-09-30
COMMUNITY BANCORP INC /MA/
filed 1995-11-03
CIK 742170

<PAGE1>
                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934



                FOR THE QUARTER ENDED SEPTEMBER 30, 1995




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

                      Yes     X               No
                             ---                   ---





                              Common Stock
                            $2.50 par value
                      3,158,946 shares outstanding
                         as of October 31, 1995

<PAGE 2>
                           COMMUNITY BANCORP, INC.

                             TABLE OF CONTENTS


                                                                      Page
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                     Consolidated Balance Sheets                        3

                     Consolidated Statements of Income                  4

                     Consolidated Statements of Cash Flows             5-6

                     Notes to Consolidated Financial Statements         7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      8-12


PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                      13


SIGNATURES                                                              14


EXHIBITS          Financial Data Schedule (EX-27, Article 9)            15

<PAGE 3>

                       PART I - FINANCIAL INFORMATION

                          COMMUNITY BANCORP, INC.
Item 1.                 CONSOLIDATED BALANCE SHEETS
                                              September 30,    December 31,
                                                  1995            1994
                                              ------------     -----------
ASSETS
Cash and due from banks                       $ 12,407,779    $ 11,600,385
Federal funds sold                              15,000,000       6,100,000
Securities available for sale, at market        24,002,732      26,069,495
Securities held to maturity (market value
  $45,860,225 at 9/30/95 and $43,296,728
  at 12/31/94)                                  46,395,143      46,495,293
Mortgage loans held for sale                     1,269,239         559,304

Loans                                          128,827,293     122,479,051
Less allowance for possible loan losses          3,859,774       3,703,470
                                               -----------     -----------
       Total net loans                         124,967,519     118,775,581

Premises and equipment, net                      5,080,796       5,205,076
Other assets, net                                4,042,438       5,045,633
                                               -----------     -----------
                Total assets                  $233,165,646    $219,850,767
                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                        $ 43,547,681    $ 42,074,618
   Interest bearing                            158,857,499     144,788,368
                                               -----------     -----------
       Total deposits                          202,405,180     186,862,986

 Federal funds purchased and securities
   sold under repurchase agreements             10,220,907      14,940,801
 Other liabilities                               1,575,228       1,302,530
                                               -----------     -----------
            Total liabilities                  214,201,315     203,106,317

Commitments

Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 4,000,000
   shares authorized, 3,199,218 shares issued,
   3,158,946 shares outstanding, (3,140,754
   shares outstanding at December 31, 1994)      7,998,045       7,998,045
 Surplus                                           290,253         263,538
 Undivided profits                              10,969,693       9,556,768
 Treasury stock, 40,272 shares, (58,464
   shares at December 31, 1994)                   (181,224)       (263,088)
 Unrealized losses on securities available
   for sale, net                                  (112,436)       (810,813)
                                               -----------     -----------
            Total stockholders' equity          18,964,331      16,744,450
                                               -----------     -----------
                Total liabilities and
                    stockholders' equity      $233,165,646    $219,850,767
                                               ===========     ===========

                          See accompanying notes.

<PAGE 4>

                            COMMUNITY BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                    Three months ended     Nine months ended
                                       September 30,          September 30,
                                   -------------------   -------------------
                                      1995       1994        1995       1994
                                   ---------  ---------  ----------  ---------
Interest income:
 Interest and fees on loans       $3,183,086 $2,710,546  $9,210,908 $7,730,122
 Interest and div. on securities:
  Taxable interest                   969,659    940,178   2,980,243  2,773,586
  Nontaxable interest                 20,532     13,728      68,668     39,122
  Dividends                           11,190     15,264      37,037     46,181
 Interest on federal funds sold      156,109     27,455     189,618     50,931
                                   ---------  ---------  ---------- ----------
   Total interest income           4,340,576  3,707,171  12,486,474 10,639,942
                                   ---------  ---------  ---------- ----------

Interest expense:
 Deposits                          1,513,352  1,053,501   4,175,750  2,914,605
 Short term borrowings               122,334     87,966     414,330    287,401
                                   ---------  ---------   ---------  ---------
  Total interest expense           1,635,686  1,141,467   4,590,080  3,202,006
                                   ---------  ---------   ---------  ---------

Net interest income                2,704,890  2,565,704   7,896,394  7,437,936
Provision for loan losses             30,000     75,000      90,000    225,000
                                   ---------  ---------   ---------  ---------
Net interest income after
 provision for loan losses         2,674,890  2,490,704   7,806,394  7,212,936
                                   ---------  ---------   ---------  ---------

Noninterest income:
 Merchant credit card assessments    161,265    140,917     490,995    427,667
 Service charges                     173,081    167,740     522,641    498,299
 Other charges, commissions, fees    143,872    162,638     492,704    498,021
 Gains (losses) on sales of
  loans, net                          20,120     38,530     (30,488)    90,504
 Gains (losses) on sales of
  securities, net                               (19,781)               (50,703)
 Other                                 8,855     25,574      50,616     94,530
                                   ---------  ---------   ---------  ---------
  Total noninterest income           507,193    515,618   1,526,468  1,558,318
                                   ---------  ---------   ---------  ---------

Noninterest expense:
 Salaries and benefits             1,011,108  1,102,952   3,143,859  3,175,914
 Data processing                     116,796    101,960     340,652    310,115
 Occupancy, net                      149,702    150,877     453,619    456,098
 Furniture and equipment              81,869     67,505     242,366    201,983
 Credit card processing              148,322    128,612     421,889    342,158
 FDIC insurance premiums             (11,967)    96,799     191,972    297,897
 Other                               431,813    488,942   1,223,631  1,349,698
                                   ---------  ---------   ---------  ---------
  Total noninterest expense        1,927,643  2,137,647   6,017,988  6,133,863
                                   ---------  ---------   ---------  ---------

Income before income taxes         1,254,440    868,675   3,314,874  2,637,391
Income taxes                         537,165    335,396   1,354,385  1,027,272
                                   ---------  ---------   ---------  ---------
Net income                        $  717,275 $  533,279  $1,960,489 $1,610,119
                                   =========  =========   =========  =========

Earnings per share                $     .228 $     .171  $     .623 $     .512

Dividends per share               $     .059 $     .055  $     .174 $     .158

Weighted average number of shares  3,152,530  3,123,136   3,144,721  3,142,233

                            See accompanying notes.

<PAGE 5>

                           COMMUNITY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Nine months ended
                                                        September 30,
                                                 -------------------------
                                                    1995           1994
                                                 ----------     ----------
Cash flows from operating activities:
  Interest received                            $ 12,516,261   $ 10,578,717
  Fees and commissions received                   1,495,560      1,386,851
  Proceeds from secondary market
    mortgage sales                                4,474,743     30,375,626
  Origination of mortgage loans for
    secondary market sales                       (4,910,994)   (16,193,073)
  Interest paid                                  (4,672,139)    (3,194,204)
  Cash paid to suppliers & employees             (5,102,348)    (5,450,722)
  Income taxes paid                              (1,079,807)      (837,247)
                                                 ----------     ----------
      Net cash provided by operating activities   2,721,276     16,665,948
                                                 ----------     ----------

Cash flows from investing activities:
  Purchases of securities held to maturity       (9,981,688)   (27,821,559)
  Proceeds from maturities of securities
    held to maturity                             10,081,408      1,746,445
  Purchases of securities available for sale                   (12,824,946)
  Proceeds from maturities of securities
    available for sale                            3,245,351     13,452,878
  Proceeds from sales of securities available
    for sale                                                    12,346,053
  Net change in federal funds sold               (8,900,000)     3,100,000
  Net change in loans and other real estate
    owned                                        (6,534,665)    (5,651,310)
  Proceeds from sale of other real estate
    owned                                           147,700        305,670
  Acquisition of property, plant and equipment     (366,639)      (687,914)
                                                 ----------     ----------
      Net cash used in investing activities     (12,308,533)   (16,034,683)
                                                 ----------     ----------

Cash flows from financing activities:
  Net change in deposits                         15,542,194       (546,114)
  Net change in federal funds purchased         (10,900,000)     2,600,000
  Net change in repurchase agreements             6,180,107     (3,830,155)
  Purchase of treasury stock                         (2,865)      (992,826)
  Sale of treasury stock                            111,444        801,138
  Dividends paid                                   (536,229)      (472,793)
                                                 ----------     ----------
      Net cash provided by (used in)
        financing activities                     10,394,651     (2,440,750)
                                                 ----------     ----------
Net increase (decrease) in cash and
  due from banks                                    807,394     (1,809,485)
                                                 ----------     ----------
Cash and due from banks at beginning
  of period                                      11,600,385     12,402,450
                                                 ----------     ----------
Cash and due from banks at end of period        $12,407,779    $10,592,965
                                                 ==========     ==========

                          See accompanying notes.

<PAGE 6>

                           COMMUNITY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
 Reconciliation of Net Income to Net Cash Provided by Operating Activities
                                                      Nine months ended
                                                        September 30,
                                                 -------------------------
                                                    1995           1994
                                                 ----------     ----------
Net income                                      $ 1,960,489    $ 1,610,119

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      (Increase) decrease in mortgage loans
        held for sale                              (700,135)    13,981,198
      Premium on sale of mortgages                   90,000        201,354
      Depreciation and amortization                 550,391        844,913
      Provision for loan losses                      90,000        225,000
      Increase (decrease) in other liabilities      365,255       (342,000)
      Increase in taxes payable                     274,578        190,025
      (Decrease) increase in interest payable       (82,059)         7,802
      (Increase) decrease in other assets           (30,910)         8,761
      Decrease (increase) in interest receivable     29,783        (61,224)
                                                 ----------     ----------
         Total adjustments                          760,788     15,055,829
                                                 ----------     ----------
Net cash provided by operating activities       $ 2,721,276    $16,665,948
                                                 ==========     ==========

                          See accompanying notes.

<PAGE 7>
                         COMMUNITY BANCORP, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1995

________________________________________________________________________

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1994.

2.  EARNINGS PER SHARE

    Earnings per share calculations are based on the weighted average number of common shares outstanding during the period.

3. FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN"

    Beginning January 1, 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114), under which the allowance for possible loan losses related to loans that are identified as "impaired" is based on discounted cash flows using the loan's effective interest rate or the fair value of the collateral for certain collateral dependent loans. The Financial Accounting Standards Board also issued SFAS No. 118, which amended SFAS No. 114 by allowing creditors to use their existing methods of recognizing interest income on impaired loans.

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

<PAGE 8>

                     PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

    The Company recorded net income of $717,275 for the three months ended September 30, 1995, representing an increase of $183,996 or 34.5% over $533,279 for the corresponding period in 1994. Earnings per share of $.228 for the current period represented an increase of $.057 from $.171 for the same period in 1994.

    The Company recorded net income of $1,960,489 for the nine months ended September 30, 1995, representing an increase of $350,370 or 21.8% over $1,610,119 for the same period in 1994. Earnings per share of $.623 for the current period represented an increase of $.111 from $.512 for the same period in 1994.

    The improvement in net income resulted primarily from an increase in net interest income and decreases in the provision for possible loan losses and FDIC insurance premiums.

    Deposits of $202,405,180 at September 30, 1995 increased by
$15,542,194 or 8.3% from $186,862,986 at December 31, 1994.  This increase occurred primarily in interest bearing categories and secondarily in non-interest bearing categories.

    Loans of $128,827,293 at September 30, 1995, excluding mortgage loans held for sale, increased by $6,348,242 or 5.2% from $122,479,051 at December 31, 1994. This increase occurred in the commercial, residential real estate and consumer loan portfolios. Noncurrent loans (nonaccrual loans and loans 90 days or more past due but still accruing) totalled $2,147,874 and $975,475 at September 30, 1995 and December 31, 1994, respectively. Accruing troubled debt restructurings at September 30, 1995 and December 31, 1994 were $0 and $1,154,570, respectively.
The entire troubled debt restructuring balance at December 31, 1994 was comprised of one loan which, although current in its payments, was placed on nonaccrual status in September of 1995 due to potential weaknesses in the credit.

    Other real estate owned of $226,958 at September 30, 1995 represented a decrease of $201,178 or 47.0% from $428,136 at December 31, 1994.

    Assets of $233,165,646 at September 30, 1995 represented a
$13,314,879 or 6.1% increase from $219,850,767 at December 31, 1994.

<PAGE 9>

          Nine Months ended September 30, 1995 as Compared To
                Nine Months ended September 30, 1994

Net Interest Income

    Interest income for the nine months ended September 30, 1995 was $12,486,474, representing an increase of $1,846,532 or 17.4% from $10,639,942 for the nine months ended September 30, 1994, primarily due to higher loan balances and interest rates in 1995. Interest expense was $4,590,080, representing an increase of $1,388,074 or 43.4% from $3,202,006 for the nine months ended September 30, 1994, primarily due to higher interest bearing deposit balances and higher interest rates in 1995. Net interest income for the nine months ended September 30, 1995 was $7,896,394, representing an increase of $458,458 or 6.2% from $7,437,936 for the nine months ended September 30, 1994.

Noninterest Income and Expense

    Noninterest income for the nine months ended September 30, 1995 was $1,526,468, representing a decrease of $31,850 or 2.0% from $1,558,318 for the nine months ended September 30, 1994. This small decrease was primarily the result of losses on sales of residential real estate loans sold in the secondary mortgage market, resulting from the refinancing of a number of mortgages originated in prior periods and the associated write-down of unamortized excess servicing fee income on those loans, and a decrease in other income.

    Noninterest expense for the nine months ended September 30, 1995 of $6,017,988 was down $115,875 or 1.9% from $6,133,863 for the same period in 1994. This decrease was primarily the result of reductions in salaries and employee benefits, FDIC insurance premiums and other expense, partially offset by increases in data processing, furniture and equipment, and credit card processing.

    As a result of the recapitalization of the FDIC's Bank Insurance Fund (BIF) during the second quarter of 1995, a significant reduction in FDIC deposit insurance premiums was announced in September, retroactive to June 1. As a result, Hudson National Bank received a refund of approximately $113,000 from the FDIC during September, representing the return of overpaid insurance premiums plus interest. This refund was recorded as a reduction of previously expensed premiums. FDIC insurance expense during the fourth quarter of the year will be based on an assessment of $.04 per $100 of insured deposits, compared to $.23 per $100 of insured deposits during 1994 and the first five months of 1995.

Provision for Loan Losses

    The provision for loan losses for the nine months ended September 30, 1995 was $90,000, representing a $135,000 or 60.0% decrease from $225,000 for the same period in 1994. This decrease was the result of management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes

    Income tax expense of $1,354,385 for the nine months ended September 30, 1995 compared to $1,027,272 for the same period in 1994, the result of an increase in taxable income during the current period.

<PAGE 10>

Net Income

    Net income of $1,960,489 for the first nine months of 1995 represented an increase of $350,370 or 21.8% from $1,610,119 recorded for the first nine months of 1994. The foregoing discussion summarized the primary components of this increase in earnings.


          Three Months ended September 30, 1995 as Compared To
             Three Months ended September 30, 1994

Net Interest Income

    Interest income for the three months ended September 30, 1995 was $4,340,576, representing an increase of $633,405 or 17.1% from $3,707,171 for the three months ended September 30, 1994. The increase was primarily due to higher loan balances and higher interest rates in 1995. Interest expense was $1,635,686, representing an increase of $494,219 or 43.3% from $1,141,467 for the three months ended September 30, 1994, primarily due to higher interest bearing deposit balances and higher interest rates in 1995. Net interest income for the three months ended September 30, 1995 was $2,704,890, representing an increase of $139,186 or 5.4% from $2,565,704 for the same period in 1994.

Noninterest Income and Expense

    Noninterest income for the three months ended September 30, 1995 was $507,193, representing a decrease of $8,425 or 1.6% from $515,618 for the three months ended September 30, 1994. This decrease was primarily the result of reductions in other charges, commissions and fees, gains on sales of loans and other income, partially offset by increases in merchant credit card assessments and service charges.

    Noninterest expense for the three months ended September 30, 1995 of $1,927,643 was down $210,004 or 9.8% from $2,137,647 for the three months ended September 30, 1994. This decrease was primarily the result of reductions in salaries and employee benefits, FDIC insurance premiums and occupancy expense, partially offset by increases in data processing, furniture and equipment, and credit card processing.

    As a result of the recapitalization of the FDIC's Bank Insurance Fund (BIF) during the second quarter of 1995, a significant reduction in FDIC deposit insurance premiums was announced in September, retroactive to June 1. As a result, Hudson National Bank received a refund of approximately $113,000 from the FDIC during September, representing the return of overpaid insurance premiums plus interest. This refund was recorded as a reduction of previously expensed premiums. FDIC insurance expense during the fourth quarter of the year will be based on an assessment of $.04 per $100 of insured deposits, compared to $.23 per $100 of insured deposits during 1994 and the first five months of 1995.

<PAGE 11>

Provision for Loan Losses

    The provision for loan losses for the three months ended September 30, 1995 was $30,000, representing a $45,000 or 60.0% decrease from $75,000 for the three months ended September 30, 1994. This decrease was the result of management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes

    Income tax expense of $537,165 for the three months ended September 30, 1995 compared to $335,396 for the three months ended September 30, 1994, the result of an increase in taxable income during the current period.

Net Income

    Net income of $717,275 for the three months ended September 30, 1995 represented an increase of $183,996 or 34.5% over $533,279 for the three months ended September 30, 1994. The foregoing discussion summarized the primary components of this increase in earnings.

Allowance for Possible Loan Losses

    The allowance for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio. Management's methodology in determining the adequacy of the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends and the volume, growth and composition of the loan portfolio. Each loan on the Company's internal Watch List is evaluated periodically for potential losses. For loans with potential losses, the bank sets aside or "allocates" a portion of the ALLL against such potential losses. For the remainder of the portfolio, "unallocated" reserve amounts are determined based on judgements regarding the type of loan, economic conditions and trends, potential exposure to loss and other factors.
The allowance for possible loan losses is charged when management determines that the repayment of the principal on a loan is in doubt. Subsequent recoveries, if any, are credited to the allowance. At September 30, 1995, the balance in the allowance was $3,859,774, representing 3.0% of total loans (excluding mortgage loans held for sale), compared to $3,703,470 or 3.0% of total loans at December 31, 1994.

Securities

    The Company's securities portfolio consists of obligations of the U.S. Treasury, U.S. government sponsored agencies, mortgage backed securities and obligations of municipalities in the Company's market area. Those assets are used in part to secure public deposits and as collateral for repurchase agreements.

<PAGE 12>

    Total securities were $70,397,875 at September 30, 1995 compared to $72,564,788 at December 31, 1994. This decrease was primarily the result of the maturity and prepayment of certain securities during the period. At September 30, 1995, $24,002,732 in securities were classified as "available for sale". There were no sales of securities during the nine months ended September 30, 1995.

Liquidity and Capital Resources

    The Bank's principal sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities.

    Deposits are considered a relatively stable source of funds. At September 30, 1995, 1994 and 1993, deposits were $202.4, $185.0 and
$179.7 million, respectively. Management anticipates that deposits will remain relatively stable or grow moderately during the remainder of 1995.

    Of the Company's $70.4 million in investment securities at September 30, 1995, $11.3 million or 16.0% mature within one year. As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

    Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 3.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for banking organizations. At September 30, 1995, the Company's Tier 1 leverage capital ratio was 8.14%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00. At September 30, 1995 the Company's Tier 1 and total risk-based capital ratios were 13.90% and 15.17%, respectively. Both the Company and the Bank are categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.).

Asset/Liability Management

    The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.

    It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's positive cumulative one year gap position at September 30, 1995, representing the excess of repricing assets versus repricing liabilities within a one year time frame, was 1.9% of total assets.

<PAGE 14>

                      PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)  The Company did not file a Form 8-K during the quarter ended
     September 30, 1995.

<PAGE 14>

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COMMUNITY BANCORP, INC.
                               -----------------------



Date:  November 3, 1995        By: /s/ James A. Langway
                                  -------------------------
                                  Janes A. Langway
                                  President & Chief Executive Officer
                                  Principal Executive Officer





Date:  November 3, 1995        By: /s/ Donald R. Hughes, Jr.
                                  -------------------------
                                  Donald R. Hughes, Jr.
                                  Treasurer and Clerk
                                  Principal Financial Officer and
                                    Principal Accounting Officer

<PAGE 15>