Form 10-K405
period 1995-12-31
COMMUNITY BANCORP INC /MA/
filed 1996-03-25
CIK 742170

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-K


            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                     Commission File No. 33-12756-B

                        COMMUNITY BANCORP, INC.
                        -----------------------
                      A Massachusetts Corporation
               IRS Employer Identification No. 04-2841993
              17 Pope Street, Hudson, Massachusetts  01749
                       Telephone - (508) 568-8321


Securities registered pursuant to Section 12(b) of the Act:  NONE


Securities registered pursuant to Section 12(g) of the Act:  NONE


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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 1996 was $14,074,942.


The total number of shares of common stock outstanding at March 20, 1996 was 3,158,946.


                  Documents Incorporated By Reference

Parts II, III and IV incorporate information by reference from the Annual Report to shareholders for the year ended December 31, 1995.

                                 PART I
                                 ------

ITEM 1.  BUSINESS

     Community Bancorp, Inc., a Massachusetts corporation ("Company"), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Holding Company has one subsidiary, Hudson National Bank, a national banking association ("Bank"). The Holding Company owns all the outstanding shares of the Bank. At present, the Holding Company conducts no activities independent of the Bank. During 1992, the Company formed Community Securities Corporation, a wholly owned subsidiary of the Bank. The activities of the subsidiary consist of buying, selling, dealing in or holding securities in its own behalf and not as a broker.

     The Bank is engaged in substantially all of the business operations customarily conducted by an independent commercial bank in Massachusetts. Banking services offered include acceptance of checking, savings and time deposits, and the making of commercial, real estate, installment and other loans. The Bank also offers official checks, traveler's checks, safe deposit boxes and other customary bank services to its customers. In 1994 the Bank introduced a telephone banking service allowing customers to perform account inquiries and other functions using a Touch Tone telephone. In 1995 the Bank introduced a PC-based office banking system for businesses that allows business customers to access their accounts and perform a number of functions directly through an office PC. In March of 1996 the Bank introduced a PC-based home banking system for consumers.

The business of the Bank is not significantly affected by seasonal factors.

In the last five years the Bank derived its operating income from the following sources:

                                        % of Operating Income
                                   --------------------------------
                                   1995   1994   1993   1992   1991
                                   ----   ----   ----   ----   ----
Interest and fees on loans          65     64     67     69     71
Interest and dividends on
  securities                        24     24     21     16     13
Charges, fees and other sources     11     12     12     15     16
                                   ---    ---    ---    ---    ---
                                   100%   100%   100%   100%   100%

Competition
-----------

     The Bank generally concentrates its activities within a 20 mile radius of Hudson, Massachusetts and currently operates full service branch offices in Hudson, Acton, Boxboro, Concord, Marlboro and Stow, Massachusetts. These communities are generally characterized by a growing residential population and moderate to high household income. In addition to its main office, the Bank also operates a full service branch office in the Town of Hudson.

     The banking business in the Bank's market area is highly competitive. The Bank competes actively with other banks, as well as with other financial institutions engaged in the business of accepting deposits or making loans, such as savings and loan associations, savings banks and finance companies. In the Bank's general area, there are approximately 3 national banks, 3 Massachusetts trust companies, 6 savings banks, 2 cooperative banks and 4 credit unions. Since several of the competing institutions are significantly larger than the Bank in assets and deposits, the Bank strongly emphasizes a personal approach to service in order to meet and surpass the vigorous competition.

Regulation of the Company
-------------------------

     The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. It is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and files with the Federal Reserve Board the reports as required under the Bank Holding Company Act.

     The Bank Holding Company Act requires prior approval by the Federal Reserve Board of the acquisition by the Company of substantially all the assets or more than five percent of the voting stock of any bank. The Bank Holding Company Act also allows the Federal Reserve Board to determine (by order or by regulation) what activities are so closely related to banking as to be a proper incident of banking, and thus, whether the Company can engage in such activities or transactions between the affiliated banks and the Company or other affiliates. The Bank Holding Company Act prohibits the Company and the Bank from engaging in certain tie-in arrangements in connection with any extension of credit, sale of property or furnishing of services.

Regulation of the Bank
----------------------

     The Bank is a national banking association chartered under the National Bank Act. As such, it is subject to the supervision of the Comptroller of the Currency and is examined by his office. In addition, it is subject to examination by the Federal Reserve Board by reason of its membership in the Federal Reserve System and by the Federal Deposit Insurance Corporation by reason of the insurance of its deposits by such corporation. Areas in which the Bank is subject to regulation by federal authorities include reserves, loans, investments, issuances of various types of securities, participation in mergers and consolidations, and certain transactions with or in the stock of the Company.

Employees
---------
     The Company and the Bank employ 131 full-time and part-time officers and employees.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest
----------------------------------------------------------------------
Rates and Interest Differential
-------------------------------

     The following tables present the condensed average balance sheets and the components of net interest differential for the three years ended December 31, 1995, 1994 and 1993. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a taxable equivalent basis.

                                                  1995
                                   -----------------------------------
                                     Average       Interest     Yield/
ASSETS                               Balance       Inc./Exp.     Rate
                                   -----------    ----------    ------
Federal funds sold                $  7,115,616   $   406,977     5.72%
Securities:
  Taxable                           69,470,273     4,055,415     5.84%
  Non-taxable (1)                    1,879,882       146,427     7.79%
Total loans and leases (1)(2)      127,033,820    12,450,001     9.80%
                                   -----------    ----------     ----
     Total earning assets          205,499,591    17,058,820     8.30%
                                                  ----------
Reserve for loan losses             (3,779,610)
Other non interest-
  bearing assets                    20,993,896
                                   -----------
Total average assets              $222,713,877
                                   ===========

LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest-bearing deposits:
  Savings, money market and NOW   $ 89,849,771   $ 2,417,573     2.69%
  Time deposits                     61,842,194     3,317,979     5.37%
Federal funds purchased and
  repurchase agreements             11,453,322       549,198     4.80%
                                   -----------    ----------     ----
    Total interest-bearing
       liabilities                $163,145,287   $ 6,284,750     3.85%
                                                  ----------
Non interest-bearing deposits       39,366,065
Other non interest-bearing
  liabilities                        1,853,949
Stockholders' equity                18,348,576
                                   -----------
Total average liabilities
  and stockholders' equity        $222,713,877
                                   ===========
Net interest income                              $10,774,070
                                                  ==========
Net yield on interest
  earning assets                                                 5.24%
                                                                 ====

(1) Interest income and yield are stated on a fully taxable-equivalent basis. The total amount of adjustment is $141,197. A federal tax rate of 34% was used in performing this calculation.

(2) The average balances of non-accruing loans and loans held for sale are included in the loan balance.


Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (Continued)

                                                  1994
                                   -----------------------------------
                                     Average       Interest     Yield/
ASSETS                               Balance       Inc./Exp.     Rate
                                   -----------    ----------    ------
Federal funds sold                $  1,527,940   $    61,642     4.03%
Securities:
  Taxable                           69,513,479     3,871,111     5.57%
  Non-taxable (1)                    1,072,378        92,522     8.63%
Total loans and leases (1)(2)      120,017,690    10,524,329     8.77%
                                   -----------    ----------     ----
     Total earning assets          192,131,487    14,549,604     7.57%
                                                  ----------
Reserve for loan losses             (3,860,367)
Other non interest-
  bearing assets                    21,227,612
                                   -----------
Total average assets              $209,498,732
                                   ===========

LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest-bearing deposits:
  Savings, money market and NOW   $ 88,782,185   $ 1,854,068     2.09%
  Time deposits                     53,789,007     2,288,637     4.25%
Federal funds purchased and
  repurchase agreements             11,971,422       379,483     3.17%
Short term debt                         41,968         3,370     8.03%
                                   -----------    ----------     ----
    Total interest-bearing
       liabilities                $154,584,582   $ 4,525,558     2.93%
                                                  ----------
Non interest-bearing deposits       37,001,536
Other non interest-bearing
  liabilities                        1,392,148
Stockholders' equity                16,520,466
                                   -----------
Total average liabilities
  and stockholders' equity        $209,498,732
                                   ===========
Net interest income                              $10,024,046
                                                  ==========
Net yield on interest
  earning assets                                                 5.22%
                                                                 ====

(1) Interest income and yield are stated on a fully taxable-equivalent basis. The total amount of adjustment is $119,672. A federal tax rate of 34% was used in performing this calculation.

(2) The average balances of non-accruing loans and loans held for sale are included in the loan balance.


Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (Continued)

                                                  1993
                                   -----------------------------------
                                     Average       Interest     Yield/
ASSETS                               Balance       Inc./Exp.     Rate
                                   -----------    ----------    ------
Federal funds sold                $  7,202,134   $   212,159     2.95%
Securities:
  Taxable                           57,320,210     3,264,003     5.69%
  Non-taxable (1)                      941,222        99,664    10.59%
Total loans and leases (1)(2)      122,410,863    10,569,755     8.63%
                                   -----------    ----------    -----
     Total earning assets          187,874,439    14,145,581     7.53%
                                                  ----------
Reserve for loan losses             (4,284,600)
Other non interest-
  bearing assets                    21,964,558
                                   -----------
Total average assets              $205,554,397
                                   ===========

LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest-bearing deposits:
  Savings, money market and NOW   $ 84,931,434   $ 1,803,486     2.12%
  Time deposits                     56,477,215     2,316,614     4.10%
Federal funds purchased and
  repurchase agreements             13,185,487       317,572     2.41%
Short term debt                        390,411        27,707     7.10%
                                   -----------    ----------     ----
    Total interest-bearing
       liabilities                $154,984,547   $ 4,465,379     2.88%
                                                  ----------     ----
Non interest-bearing deposits       33,041,837
Other non interest-bearing
  liabilities                        2,203,930
Stockholders' equity                15,324,083
                                   -----------
Total average liabilities
  and stockholders' equity        $205,554,397
                                   ===========
Net interest income                              $ 9,680,202
                                                  ==========
Net yield on interest
  earning assets                                                 5.15%
                                                                 ====

(1) Interest income and yield are stated on a fully taxable-equivalent basis. The total amount of adjustment is $113,075. A federal tax rate of 34% was used in performing this calculation.

(2) The average balances of non-accruing loans and loans held for sale are included in the loan balance.


Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (Continued)

     The following table shows, for the periods indicated, the dollar amount of changes in interest income and interest expense resulting from changes in volume and interest rates. The total dollar amount of interest income from earning assets is calculated on a taxable equivalent basis.

                                         1995 as compared to 1994
                                   --------------------------------------
                                            Due to a change in:
                                            -------------------
                                     Volume         Rate          Total
                                   ---------     ----------    ----------
Interest income from:
  Federal funds sold               $  319,513    $   25,822    $  345,335
  Securities:
    Taxable                            (3,382)      187,686       184,304
    Non-taxable                        62,913        (9,008)       53,905
  Loans & leases                      689,490     1,236,182     1,925,672
                                    ---------     ---------     ---------
Total                              $1,068,533    $1,440,683    $2,509,216
                                    ---------     ---------     ---------
Interest expense on:
  Interest-bearing deposits:
    Savings, money market and NOW  $   30,812    $  532,693    $  563,505
    Time deposits                     426,905       602,437     1,029,342
  Federal funds purchased and
    repurchase agreements             (25,419)      195,134       169,715
  Short term debt                      (3,370)                     (3,370)
                                    ---------     ---------     ---------
Total                              $  428,928    $1,330,264    $1,759,192
                                    ---------     ---------     ---------
Net interest income                $  639,605    $  110,419    $  750,024
                                    =========     =========     =========

                                          1994 as compared to 1993
                                   --------------------------------------
                                            Due to a change in:
                                            -------------------
                                     Volume         Rate          Total
                                   ----------    ----------    ----------
Interest income from:
  Federal funds sold               $ (228,300)   $   77,783    $ (150,517)
  Securities:
    Taxable                           675,892       (68,784)      607,108
    Non-taxable                        11,306       (18,448)       (7,142)
  Loans & leases                     (216,801)      171,375       (45,426)
                                    ---------     ---------     ---------
Total                              $  242,097    $  161,926    $  404,023
                                    ---------     ---------     ---------
Interest expense on:
  Interest-bearing deposits:
    Savings, money market and NOW  $   76,061    $  (25,479)   $   50,582
    Time deposits                    (112,693)       84,716       (27,977)
  Federal funds purchased and
    repurchase agreements             (38,299)      100,210        61,911
  Short term debt                     (27,968)        3,631       (24,337)
                                    ---------     ---------     ---------
Total                              $ (102,898)   $  163,077    $   60,179
                                    ---------     ---------     ---------
Net interest income                $  344,995    $   (1,151)   $  343,844
                                    =========     =========     =========

Note: The change due to the volume/rate variance has been allocated to volume.

Securities Portfolio
--------------------

     The following table indicates the carrying value of the Company's consolidated securities portfolio at December 31, 1995, 1994 and 1993.


(in $000)                                 1995        1994        1993
---------                                ------      ------      ------
U.S. Government obligations             $17,160     $12,881     $11,431
U.S. Government agencies and corp.       54,627      56,990      50,560
Obligations of states and political
  subdivisions                            1,941       1,569         891
Other securities                            888       1,125         781
                                         ------      ------      ------
              Total                     $74,616     $72,565     $63,663
                                         ======      ======      ======

     The following table shows the maturities, carrying value and weighted average yields of the Company's consolidated securities portfolio at December 31, 1995. The yields are calculated by dividing the annual interest, net of amortization of premiums and accretion of discounts, by the amortized cost of the securities at the dates indicated. The yields on state and municipal securities are presented on a taxable equivalent basis.

                                    After one      After five
    Maturing:          Within       but within     but within       After
    --------          one year      five years     ten years      ten years
                    ------------   ------------   ------------  ------------
   (in $000)        Amount Yield   Amount Yield   Amount Yield  Amount Yield
   ---------        ------ -----   ------ -----   ------ -----  ------ -----
U.S. Govt. obli-
 gations held to
 maturity           $2,004  5.70%  $7,101  5.25%  $    0     0%  $   0     0%

U.S. Govt. obli-
 gations avail-
 able for sale       4,031  5.22%   4,024  5.22%       0     3       0     0%

U.S. Govt. agencies
 & corps. held to
 maturity                0     0%   9,545  6.03%   3,000  6.03       0     0%

U.S. Govt. agencies
 & corps. available
 for sale                0     0%   2,016  5.27%       0     0%      0     0%

State and political
 subdivisions
 held to maturity      501  7.00%   1,440  7.00%       0     0%      0     0%

Mortgage-backed
 securities avail-
 able for sale           0     0%       0     0%   6,444  5.16%  7,276  6.33%

Mortgage-backed
 securities held to
 maturity                0     0%   5,849  5.51%  14,004  6.02%  6,493  6.20%

Other securities         0     0%       0     0%       0     0%    888  6.15%


    Current estimated prepayment speed assumptions were used in estimating the maturities of mortgage-backed securities in the above table. At December 31, 1995, the Company did not own securities of any issuer where the aggregate book value of such securities exceeded ten percent of the Company's stockholders' equity.

Loan Portfolio
--------------

    The following table summarizes the distribution of the Bank's loan portfolio as of December 31 for each of the years indicated:


(in $000)                       1995     1994     1993     1992     1991
---------                      ------   ------   ------   ------   ------
Commercial and industrial    $ 13,784 $ 13,685 $ 11,108 $ 10,218 $ 10,414
Real estate - commercial       44,983   50,195   45,488   45,882   50,900
Real estate - residential      50,979   44,246   43,167   46,370   45,487
Real estate - construction      3,903    3,330    4,586    3,168    1,764
Mortgage loans held for sale    1,057      559   14,172   11,273    7,318
Loans to individuals           13,178   10,850   10,311    9,223   10,066
Other                             188      173      514      113       35
                              -------  -------  -------  -------  -------
              Total loans    $128,072 $123,038 $129,346 $126,247 $125,984
                              =======  =======  =======  =======  =======

    Loan maturities for commercial and real estate (construction) loans at December 31, 1995 were as follows: $10,651,655 due in one year or less; $5,912,540 due after one year through five years; $1,121,384 due after five years. Of the Bank's commercial and real estate (construction) loans due after one year, $2,578,505 have floating or adjustable rates and $5,912,540 have fixed rates.

Nonaccrual, Past Due and Restructured Loans
-------------------------------------------

    It is the policy of the Bank to discontinue the accrual of interest on loans when, in management's judgement, the collection of the full amount of interest is considered doubtful. This will generally occur once a loan has become 90 days past due, unless the loan is well secured and in the process of collection. The following table sets forth information on nonaccrual, past due loans and restructured loans as of December 31 for each of the years indicated:


(in $000)                       1995     1994     1993     1992     1991
---------                      -----    -----    -----    -----    -----
Nonaccrual loans              $1,650   $  909   $1,681   $2,028   $1,630
Accruing loans past due 90
 days or more                    160       66      346      232      584
Restructured loans                 0    1,155    1,357    1,735        0
                               -----    -----    -----    -----    -----
              Total           $1,810   $2,130   $3,384   $3,995   $2,214
                               =====    =====    =====    =====    =====

    The entire "restructured loans" balance at December 31, 1994 in the above table was comprised of a single loan. That loan was placed on nonaccrual status in September of 1995.

    For the period ended December 31, 1995, the reduction of interest income associated with nonaccrual and restructured loans was $108,279. The interest on these loans that was included in interest income for 1995 was $103,069.

Potential Problem Loans
-----------------------

    As of December 31, 1995, other than the above, there were no loans where management had serious doubts as to the ability of the borrowers to comply with the present loan repayment terms.

Concentrations of Credit
------------------------

    As of December 31, 1995, except as disclosed in the above table, there were no concentrations of loans exceeding 10% of total loans.

Summary of Loan Loss Experience
-------------------------------

    The following table summarizes historical data with respect to loans outstanding, loan losses and recoveries, and the allowance for possible loan losses at December 31 for each of the years indicated:


(in $000)                         1995     1994     1993     1992     1991
---------                       -------  -------  -------  -------  -------
Average outstanding loans (1)  $127,034 $120,018 $122,411 $124,741 $125,190
                                =======  =======  =======  =======  =======

Allowance for possible loan losses
----------------------------------


(in $000)                         1995     1994     1993     1992     1991
---------                        ------   ------   ------   ------   ------
Balance at beginning of period  $ 3,703  $ 3,910  $ 4,178  $ 3,968  $ 2,366

Charge-offs:

  Commercial and industrial         (31)    (506)    (305)    (318)    (451)
  Real estate - residential         (70)    (221)    (169)    (390)    (564)
  Real estate - commercial         (415)             (455)    (505)    (811)
  Real estate - construction                                           (416)
  Loans to individuals             (113)    (112)     (87)    (217)    (236)
                                  -----    -----    -----    -----    -----
                                   (629)    (839)  (1,016)  (1,430)  (2,478)
Recoveries:

  Commercial and industrial         105      174       60       54      171
  Real estate - residential         100      128       11       11       53
  Real estate - commercial           18        3       44       32       15
  Real estate - construction                                             60
  Loans to individuals               38       27       33      118       61
                                  -----    -----    -----    -----    -----
                                    261      332      148      215      360

Net charge-offs                    (368)    (507)    (868)  (1,215)  (2,118)

Provision for possible
  loan losses                       120      300      600    1,425    3,720
                                  -----    -----    -----    -----    -----
Balance at end of period        $ 3,455  $ 3,703  $ 3,910  $ 4,178  $ 3,968
                                  =====    =====    =====    =====    =====

Ratio of net charge-offs to
  average loans                    .29%     .42%     .71%     .97%    1.69%
                                  =====    =====    =====    =====    =====

(1)  Includes the aggregate average balance of loans held for sale.


    The provision for possible loan losses is based upon management's estimation of the amount necessary to maintain the allowance at an adequate level to absorb inherent possible losses in the loan portfolio, as determined by current and anticipated economic conditions and other pertinent factors. Significant credits classified as "substandard" and "doubtful", in accordance with applicable bank regulatory guidelines, are individually analyzed to estimate inherent possible losses associated with each such credit. A portion of the allowance for possible loan losses is set aside or "allocated" against such estimated inherent losses, without regard to if or when those estimated losses will actually be realized. Additional "unallocated" reserves are provided for estimated inherent losses in pools of loans. Such allocated and unallocated reserves are established to absorb potential future losses and may or may not reflect the Company's actual loss history for any specific category of loans.

-------------------------------------------

    The following table reflects the allocation of the allowance for loan losses and the percent of loans in each category to total outstanding loans as of December 31 for each of the years indicated:

                        1995                 1994                 1993
               -------------------  -------------------  ------------------
                       Percent of           Percent of           Percent of
                       loans in             loans in             loans in
                       category to          category to          category
(in $000)      Amount  total loans  Amount  total loans  Amount  total loans
---------      ------  -----------  ------  -----------  ------  -----------
Commercial &
  industrial  $  165      10.9%    $  165      11.2%    $  157       8.6%

Real estate -
  commercial     746      35.1%     1,440      40.9%     1,986      35.2%

Real estate -
  residential    174      40.7%       222      36.1%       217      44.6%

Real estate -
  construction    96       3.0%        45       2.8%        32       3.6%

Loans to
  individuals    100      10.3%        87       9.0%       126       8.0%

Unallocated    2,174       N/A      1,744       N/A      1,392       N/A
               -----     -----      -----     -----      -----     -----
     Total    $3,455     100.0%    $3,703     100.0%    $3,910     100.0%
               =====     =====      =====     =====      =====     =====

                        1992                 1991
               -------------------  -------------------
                       Percent of           Percent of
                       loans in             loans in
                       category to          category to
(in $000)      Amount  total loans  Amount  total loans
---------      ------  -----------  ------  -----------
Commercial &
  industrial  $  360       8.1%    $  471       8.3%

Real estate -
  commercial   1,615      36.7%     2,061      36.1%

Real estate -
  residential    210      45.3%       154      46.2%

Real estate -
  construction    87       2.5%        43       1.4%

Loans to
  individuals    207       7.4%       362       8.0%

Unallocated    1,699       N/A        877       N/A
               -----     -----      -----     -----
     Total    $4,178     100.0%    $3,968     100.0%
               =====     =====      =====     =====


The allocation of the allowance for possible loan losses to the categories of loans shown above includes both specific potential loss estimates for individual loans and general allocations deemed to be reasonable to provide for additional potential losses within the categories of loans set forth.

Deposits
--------

    The following table shows the average deposits and average interest rate paid for each of the last three years:

                        1995               1994               1993
                  ----------------   ----------------   ----------------
                  Average  Average   Average  Average   Average  Average
(in $000)         Balance   Rate     Balance   Rate     Balance   Rate
---------         -------  -------   -------  -------   -------  -------
Demand deposits  $ 39,366   0.00%   $ 37,001   0.00%   $ 33,042   0.00%

NOW deposits       21,621   1.78%     21,025   1.95%     19,305   1.79%

Money market
 deposits          26,812   2.91%     27,047   2.34%     27,528   2.42%

Savings deposits   41,417   3.02%     40,711   2.58%     38,098   2.53%

Time deposits      61,842   5.37%     53,789   3.81%     56,477   3.79%
                  -------   ----     -------   ----     -------   ----
          Total  $191,058   3.00%   $179,573   2.31%   $174,450   2.36%
                  =======   ====     =======   ====     =======   ====

    As of December 31, 1995, the Bank had certificates of deposit in amounts of $100,000 or more aggregating $19.1 million. These certificates of deposit matured as follows:


     Maturity                               Amount (in $000)
     --------                               ----------------
3 months or less                                $ 9,179
Over 3 months through 6 months                    3,456
Over 6 months through 12 months                   5,151
Over 12 months                                    1 275
                                                 ------
          Total                                 $19,061
                                                 ======

Return on Equity and Assets
---------------------------

    The following table summarizes various financial ratios of the Company for each of the last three years:

                                           Years ended December 31,
                                     ----------------------------------
                                        1995        1994        1993
                                        ----        ----        ----
Return on average total
  assets (net income divided
  by average total assets)              1.19%       1.00%        .73%

Return on average
  stockholders' equity
  (net income divided by
  average stockholders'
  equity)                              14.41%      12.74%       9.82%

Dividend payout ratio
  (total declared dividends
  per share divided by net
  income per share)                    27.86%      31.91%      35.39%


Equity to assets (average
  stockholders' equity as
  a percentage of average
  total assets)                         8.24%       7.89%       7.46%



Short-Term Borrowings
---------------------

    The Bank engages in certain borrowing agreements throughout the year. These are in the ordinary course of the Bank's business. Such short-term borrowings consisted of securities sold under repurchase agreements, which are short-term borrowings from customers, and federal funds purchased. The following table summarizes such short-term borrowings at December 31 for each of the years indicated:


                          Weighted   Max.                      Weighted
                          average    amount                    average
                          interest   out-           Average    interest
Year         Balance,     rate at    standing       amount     rate
ended        end of       end of     at any         out-       during
12/31/95     period       period     month-end      standing   period
-----------------------------------------------------------------------
Federal
Funds
Purchased   $ 1,000,000     6.40%   $ 6,200,000     $ 1,536,438    6.12%

Repurchase
Agreements    8,289,963     4.38%    14,374,499       9,916,887    4.56%


                          Weighted   Max.                      Weighted
                          average    amount                    average
                          interest   out-           Average    interest
Year         Balance,     rate at    standing       amount     rate
ended        end of       end of     at any         out-       during
12/31/94     period       period     month-end      standing   period
------------------------------------------------------------------------
Federal
Funds
Purchased   $10,900,000     6.65%   $10,900,000     $ 1,446,000    4.64%

Repurchase
Agreements    4,040,801     3.67%    15,752,377      10,526,000    2.95%


                          Weighted   Max.                      Weighted
                          average    amount                    average
                          interest   out-           Average    interest
Year         Balance,     rate at    standing       amount     rate
ended        end of       end of     at any         out-       during
12/31/93     period       period     month-end      standing   period
------------------------------------------------------------------------
Federal
Funds
Purchased   $         0        0%   $         0     $    32,000    3.14%

Repurchase
Agreements   11,518,659     2.61%    16,431,328      13,154,287    2.39%


ITEM 2.   PROPERTIES

    The Bank's Main Office (approximately 32,000 square feet) at 17 Pope Street, Hudson, Massachusetts, the former Mortgage Production Office (2,623 square feet) at 12 Pope Street, Hudson, Massachusetts, the Hudson South Office (1,040 square feet) at 177 Broad Street, Hudson, Massachusetts and the Marlboro Center Office (1,800 square feet) at 96 Bolton Street, Marlboro, MA, are owned by the Bank.

    The Bank's Stow Office (1,228 square feet) at 159 Great Road, Stow, Massachusetts, Concord office (1,200 square feet) at 1134 Main Street, Concord, Massachusetts, Marlboro office (1,110 square feet) at 500 Boston Post Road, Marlboro, Massachusetts and Boxboro office (679 square feet) at 629 Mass Avenue, Boxboro, Massachusetts are leased by the Bank from third parties.

    The Bank's Acton office (2,100 square feet) at 274 Great Road, Acton, Massachusetts, is leased from I. George Gould, a Director of the Company and Bank, and his wife, as trustees of Nagog Knoll Realty Trust under a lease dated January 1, 1993, which expires on December 31, 1997. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

    All properties occupied by the Bank are in good condition, and are adequate at present and for the foreseeable future for the purposes for which they are being used.


ITEM 3.   LEGAL PROCEEDINGS

    The Company is not a party to any legal proceeding. The Bank is involved in various routine legal actions arising in the normal course of business. Based on its knowledge of the pertinent facts and the opinions of legal counsel, management believes the aggregate liability, if any, resulting from the ultimate resolution of these actions will not have a material effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended December 31, 1995.

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    There is no established public trading market for the Company's common stock.

    The record number of holders of the Company's common stock was 456 as of March 20, 1996.

    The Company customarily declares quarterly cash dividends on its outstanding common stock. The following table sets forth the cash dividends per share declared for the years 1995 and 1994:

                           1995               1994
                          ------             ------
First quarter            $  .057            $  .050
Second quarter              .058               .053
Third quarter               .059               .055
Fourth quarter              .060               .058
                          ------             ------
        Total            $  .234            $  .214
                          ======             ======

    For a discussion of restrictions on the ability of the Bank to pay dividends to the Company, see footnote 12 on page 18 of the Annual Report to Shareholders for the year ended December 31, 1995, which is hereby incorporated by reference.


ITEM 6.  SELECTED FINANCIAL DATA

    A five year summary of selected consolidated financial data for the Company is presented on page 1 of the Annual Report to Shareholders for the year ended December 31, 1995 and is hereby incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of financial condition and results of operations is contained on pages 22 through 26 of the Annual Report to Shareholders for the year ended December 31, 1995 and is hereby incorporated by reference.

    For a discussion of restrictions on the ability of the Bank to pay dividends to the Company, see footnote 12 on page 18 of the Annual Report to shareholders for the year ended December 31, 1995, which is hereby incorporated by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements are included on page 1 and pages 8 through 20 of the Annual Report to shareholders for the year ended December 31, 1995 and are hereby incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in the Company's independent public accountants or disagreements with the Company's accountants on accounting or financial disclosure during the 24 months ended December 31, 1995 or in any period subsequent to the most recent financial statements.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth, as to each of the Directors and Executive Officers of the Company and the Bank, such person's age, position, term of office, and all business experience during the past five years. All Directors and Executive Officers of the Company have served since 1984, except Mr. Frias who has been a Director of the Company since 1985, Mr. D. Parker who has been a Director of the Company since 1986, and Messrs. Hughes and Webster who have been Directors of the Company since 1995. Each Director of the Company is also a Director of the Bank. Each executive officer holds office until the first Director's meeting following the annual meeting of stockholders and thereafter until his or her successor is elected and qualified.

                                                 Business Experience
                                        Term of      During Past
   Name          Age    Position        Office        Five Years
----------       ---    -----------     -------  --------------------
Richard K.        43    Senior Vice               Senior Vice President,
  Bennett               President                 Vice President,
                        of Bank                   Hudson National Bank

Grace L. Blunt    41    Senior Vice               Senior Vice President,
                        President                 Vice President,
                        of Bank                   Hudson National Bank

Alfred A.         78    Director of       1997    Retired
  Cardoza               Company and
                        Bank

Argeo R.          72    Director of       1997    Retired; formerly
  Cellucci              Company and               President and Treasurer,
                        Bank                      Washington Street Motors,
                                                  Inc.; President, Cellucci
                                                  Hudson Corp.

Antonio Frias     56    Director of       1997    President and Treasurer,
                        Company and               S & F Concrete
                        Bank                      Contractors, Inc.;
                                                  Secretary/Clerk, Frias
                                                  Bros. Service Station

John P. Galvani   39    Senior Vice               Senior Vice President,
                        President                 Vice President,
                        of Bank                   Hudson National Bank

I. George         79    Director of       1996    Chairman, Gould's, Inc.
  Gould (1)             Company and
                        Bank

Horst Huehmer     68    Director of       1998    Retired; formerly
                        Company and               Manager, Hudson Light
                        Bank                      and Power Department


Donald R.         46    Treasurer and     1996    Executive Vice
  Hughes, Jr. (2)       Clerk of                  President, Hudson
                        Company; Exec.            National Bank;
                        Vice President            Treasurer and Clerk,
                        of Bank; Director         Community Bancorp, Inc.
                        of Company and
                        Bank

James A.          56    President &       1996    President and CEO,
  Langway (1)           CEO of Company            Hudson National Bank
                        and Bank;                 and Community
                        Director of               Bancorp, Inc.
                        Company and
                        Bank

Robert E. Leist   42    Senior Vice               Senior Vice President,
                        President                 Vice President,
                        of Bank                   Hudson National Bank

Janet A. Lyman    49    Senior Vice               Senior Vice President,
                        President                 Vice President,
                        of Bank                   Hudson National Bank

Dennis F.         58    Chairman of       1997    President and
  Murphy, Jr.           the Board,                Treasurer, D. F.
                        Company and               Murphy Insurance
                        Bank                      Agency, Inc.;
                                                  Treasurer, Village
                                                  Real Estate

David L.          67    Director of       1996    Treasurer, Larkin
  Parker (1, 3)         Company and               Lumber Co.
                        Bank

Mark Poplin       72    Director of       1998    President and
                        Company and               Treasurer, Poplin
                        Bank                      Supply Co.;
                                                  Secretary, Poplin
                                                  Furniture Co.

David W.          54    Director of       1996    President & Treasurer,
  Webster (2, 3)        Company and               A. T. Knight Fuel Co.,
                        Bank                      Inc.


(1) Messrs. Gould, Langway and Parker have been nominated for election at the 1996 Annual Meeting to serve until 1999.

(2) Messrs. Hughes and Webster have been nominated for election at the 1996 Annual Meeting to serve until 1998

(3)     Mr. Parker and Mr. Webster's wife are cousins.

No Director holds a directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.


ITEM 11.  EXECUTIVE COMPENSATION

        The following table sets forth all plan and non-plan compensation awarded to, earned by or paid to the CEO and other executive officers whose aggregate compensation exceeded $100,000 by the Company and the Bank for 1995, 1994 and 1993.

                       Summary Compensation Table
                       --------------------------
                                         Annual Compensation
                                         -------------------
       (a)                   (b)       (c)         (d)          (i)  (1)

Name and                                                      All Other
Principal Position          Year      Salary      Bonus     Compensation
------------------          ----      ------      -----     ------------
James A. Langway            1995     $186,261    $55,000       $ 2,982
President and CEO           1994      177,392     44,348         2,924
of the Company and          1993      170,570     30,703         2,827
the Bank

Donald R. Hughes, Jr.       1995      105,902     26,740         2,062
Treasurer and Clerk of      1994      100,859     20,172         1,936
Company; Executive Vice     1993       96,980     15,032         1,808
President of the Bank


Notes:
-----
   1. The Company maintains an Employee Stock Ownership Plan (ESOP) for employees age 21 or older who are participants in the Company's Retirement Plan and who meet other requirements. The Company also maintains a 401(k) Savings Plan (401(k) Plan) for employees age 21 or over and who meet other requirements. Messrs. Langway and Hughes are participants in the Company's ESOP and 401(k) Plans.
      Of the $2,982 reported above for 1995 in column (i) for James A. Langway, $0 represented Company ESOP contributions, $2,310 represented Company 401(k) Plan contributions and $672 represented group life insurance premiums paid by the Company. Of the $2,062 reported above for 1995 in column (i) for Donald R. Hughes, Jr., $0 represented Company ESOP contributions, $1,589 represented Company 401(k) Plan contributions and $473 represented group life insurance premiums paid by the Company.


Compensation of Directors
-------------------------

   The Company pays no compensation to its Directors for their services as a Director. Directors of the Bank were each paid an annual fee of $8,579 in 1995. The Chairman of the Board was paid $14,299 in 1995. Director fees are paid on a monthly basis.

Employment Contracts and Termination of Employment and Change-in-Control
------------------------------------------------------------------------
Arrangements
------------
   The Company has entered into five-year Employment Agreements with James A. Langway, President and Chief Executive Officer of the Company, and with Donald R. Hughes, Jr., Treasurer and Clerk of the Company, which commenced August 1, 1986 and which specify the employee's duties and minimum compensation during the period of the Employment Agreement. Each Employment Agreement is extended for one additional year, on the anniversary of the commencement date, unless prior notice is given by either party. Employment by the Company shall terminate upon the employee's resignation, death, disability, or for "cause" as defined in the Employment Agreement. If employment is involuntarily terminated by the Company for any reason except for cause, or if the Employment Agreement is not renewed at its expiration, the Company is required to make additional payments to the employees. During the term of the Employment Agreement and for one year afterwards, the employee cannot compete with the Company within its market area.

   The Company has also entered into Severance Agreements with Mr. Langway and Mr. Hughes regarding termination of employment by the Company or Bank subsequent to a "change in control" of the Company, as defined in the Severance Agreement. Following the occurrence of a change in control, if the employee's employment is terminated (except because of gross dereliction of duty, death, retirement, disability or conviction for criminal misconduct) or is involuntarily terminated for "good reason" as defined in the Severance Agreement, then the employee shall be entitled to a lump sum payment from the Company approximately equal to three times his average annual compensation for the previous five years, plus accrued vacation pay and bonus awards. If Mr. Langway or Mr. Hughes is entitled to receive benefits under both his Employment Agreement and his Severance Agreement, he must choose the agreement under which he will claim benefits.

   The Company has entered into an Executive Supplemental Income Agreement with James A. Langway, President and Chief Executive Officer of the Company, which commenced July 12, 1988 and which specifies benefits payable to Mr. Langway for a ten (10) year period following the date on which he ceases to be employed by the Company. The Agreement provides that the Company will pay Mr. Langway $40,774 each year, increased by increases in the Consumer Price Index, for a ten (10) year period following the date he ceases to be employed by the Company for any cause whatsoever after attaining age 55. The Agreement was amended on January 26, 1990, increasing the annual base retirement benefit to be paid to Mr. Langway from $40,774 to $60,774 each year, increased by increases in the Consumer Price Index in the same manner as the original Agreement. Mr. Langway attained age 55 during 1994. The Company records annual expense in anticipation of future payments expected to be made under this Agreement. The annual expense amount recorded is determined by an independent actuary based on Mr. Langway's life expectency at the time he begins receiving payments. During 1995, the Company recorded $56,484 in such expense.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table and related notes set forth information regarding stock owned by each of the Directors of the Company and Bank and by all officers and Directors of the Company and Bank as a group at March 20, 1996.

                                         Amount and
    Title                                Nature of                   Percent
      of             Name of             Beneficial                    of
    Class        Beneficial Owner        Ownership (1,2)              Class
    -----        ----------------        ---------------             -------
Common Stock    Alfred A. Cardoza         22,486 shares                0.7%
($2.50 par)
                Argeo R. Cellucci          6,728 shares                0.2%

                Antonio Frias            101,938 shares                3.2%

                I. George Gould          117,499 shares (3)            3.7%

                Horst Huehmer             22,632 shares                0.7%

                Donald R. Hughes, Jr.     94,886 shares (3 & 5)        3.0%

                James A. Langway         196,099 shares (3,4 & 6)      6.2%

                Dennis F. Murphy, Jr.    442,640 shares               14.0%

                David L. Parker           22,274 shares                0.7%

                Mark Poplin              170,174 shares                5.4%

                David W. Webster          78,560 shares (4)            2.5%

                All directors and
                officers of the
                Company and Bank
                as a group
                (22 persons)           1,148,240 shares (3,4 & 7)     36.3%

(1) Based upon information provided to the Company by the indicated persons.

(2) Unless indicated in another footnote to this tabulation, a person has sole voting and investment power with respect to the shares set forth opposite his or her name.

(3) Includes 56,853 shares held by the Company's ESOP for which Messrs. Gould, Hughes and Langway are co-trustees.

(4) Includes 47,700 shares held by the R. A. Knight Special Trust for which Mr. Webster's wife and Mr. Langway are co-trustees.

(5) Includes 6,033 shares held by the Company's 401(k) plan for which Mr. Hughes has voting power in certain circumstances.


(6) Includes 11,339 shares held by the Company's 401(k) plan for which Mr. Langway has voting power in certain circumstances.

(7) Includes 35,102 shares held by the Company's 401(k) plan for which Grace L. Blunt, Senior Vice President, and Robert E. Leist, Senior Vice President, are co-trustees.


     The following persons own beneficially more than five percent of the outstanding stock of the Company as of March 20, 1996:

                                             Amount and
    Title        Name and Address            Nature of           Percent
      of           of Beneficial             Beneficial            of
    Class             Owner                  Ownership            Class
    -----        ----------------            -----------         -------
Common Stock    Dennis F. Murphy, Jr.      442,640 shares          14.0%
($2.50 par)     44 Wilder Road
                Bolton, MA  01740

                James A. Langway           196,099 shares (1 & 2)   6.2%
                1143 Grove Street
                Framingham, MA  01701

                Mark Poplin                170,174 shares           5.4%
                108 Barretts Mill Road
                Concord, MA  01742

(1) Includes 56,853 shares held by the Company's ESOP for which Mr. Langway co-trustee, and 47,700 shares held by the R. A. Knight Special Trust for which Mr. Langway is co-trustee.

(2) Includes 11,339 shares held by the Company's 401(k) plan for which Mr. Langway has voting power in certain circumstances.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company, through its wholly-owned bank subsidiary, has had, currently has, and expects to continue to have in the future, banking (including loans and extensions of credit) transactions in the ordinary course of its business with its Directors, Executive Officers, members of their families and associates. Such banking transactions have been and are on substantially the same terms, including interest rates, collateral and repayment conditions, as those prevailing at the same time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features.

     I. George Gould and his wife, as trustees of Nagog Knoll Realty Trust, own the premises at 274 Great Road, Acton, Massachusetts which are leased to the Bank for use as a full service branch office. The lease for that office, dated January 1, 1993, expires December 31, 1997 and carries a five year renewal option. In 1995 and 1994, the Bank made payments aggregating $29,400 and $28,686, respectively, for rental of such premises.

                                  -22

                                PART IV


ITEM 14.  EXHIBITS AND FINANCIAL STATEMENTS

(a)  1. & 2. Index to Consolidated Financial Statement Schedules
             ---------------------------------------------------

     The following consolidated financial statements, which are included in the Annual Report to Shareholders of Community Bancorp, Inc. for the year ended December 31, 1995, are hereby incorporated by reference:

                                                 Annual Report to
                                                   Shareholders
          Description                             page reference
          -----------                            ----------------
Consolidated balance sheets at
  December 31, 1995 and 1994                              8

Consolidated statements of income for
  the years ended December 31, 1995,
  1994 and 1993                                           9

Consolidated statements of stockholders'
  equity for the years ended December 31, 1995,
  1994 and 1993                                          10

Consolidated statements of cash flows
  for the years ended December 31, 1995,
  1994 and 1993                                        11 - 12

Notes to consolidated financial statements             13 - 20


     With the exception of the aforementioned information, and information incorporated by reference in Items 5, 6, 7, and 8, the Annual Report to Shareholders for the year ended December 31, 1995 is not deemed to be filed as part of this Form 10-K. Certain schedules required by Regulation S-X have been omitted as the items are either not applicable or are presented in the notes to the financial statements contained in the Annual Report to Shareholders for the year ended December 31, 1995.


     3.  Exhibits
         --------

         See accompanying Exhibit Index.


(b)  The Company did not file a Form 8-K during the quarter ended
     December 31, 1995.

                             EXHIBIT INDEX
                             -------------
 3.1    Articles of Organization of Company
        Amendments to Articles of Organization,
        (dated prior to April 12, 1988)                            (a)

 3.1.i  Amendment to Articles of Organization,
        dated April 12, 1988

 3.2    By-Laws of Company                                         (a)

10.1    Community Bancorp, Inc. Employee Stock
        Ownership Plan (as amended and restated
        effective January 1, 1985)                                 (b)

10.2    Employment Agreement dated August 19, 1986
        between Community Bancorp, Inc. and
        James A. Langway                                           (c)

10.3    Severance Agreement dated June 10, 1986
        between Community Bancorp, Inc. and
        James A. Langway                                           (d)

10.4    Employment Agreement dated August 19, 1986
        between Community Bancorp, Inc. and
        Donald R. Hughes, Jr.                                      (c)

10.5    Severance Agreement dated June 10, 1986
        between Community Bancorp, Inc. and
        Donald R. Hughes, Jr.                                      (d)

10.6    Executive Supplemental Income Agreement
        dated July 12, 1988 between Community
        Bancorp, Inc. and James A. Langway                         (e)

10.7    Amendment to Executive Supplemental
        Income Agreement dated January 26, 1990
        between Community Bancorp, Inc. and
        James A. Langway.                                          (f)

10.8    Stock Purchase Agreement dated March 29, 1993
        by and among Community Bancorp, Inc. and
        certain specific persons.                                  (g)

13.     1995 Annual Report to shareholders

21.     Subsidiaries of Company                                  Page 26

27.     Financial Data Schedule


(a) Incorporated herein by reference to Exhibits 3.1, and 3.2 and filed as part of Company's Amendment No. 1 to the Registration Statement on Form S-18 (File No. 33-12756-B) filed with Commission on April 16, 1987.


(b) Incorporated herein by reference to Exhibit 10.1 as part of Company's Registration Statement on Form S-18 (File No. 33-12756-B) filed with the Commission on March 19, 1987.

(c) Incorporated herein by reference to Exhibits 5.8 and 5.9 filed as part of Company's Amendment No. 2 to the Offering Statement on Form 1-A (File No. 24B-2076) filed with the Commission on August 14, 1986.

(d) Incorporated herein by reference to Exhibits 5.2 and 5.4 filed as part of Company's Offering Statement on Form 1-A (File No.
     24B-2076) filed with the Commission on June 24, 1986.

(e) Incorporated herein by reference as filed as part of the Company's December 31, 1988 Form 10-K (File No. 33-12756-B), filed with the Commission on March 30, 1989.

(f) Incorporated herein by reference as filed as part of the Company's December 31, 1989 Form 10-K (File No. 33-12756-B), filed with the Commission on March 29, 1990.

(g) Incorporated herein by reference as filed as part of the Company's December 31, 1992 Form 10-K (File No. 33-12756-B), filed with the Commission on March 30, 1993.


                        SUBSIDIARIES OF COMPANY
                        -----------------------

1.  Hudson National Bank, a national banking association.

                               SIGNATURES
                               ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMMUNITY BANCORP, INC.


Date: March 20, 1996                  By: /s/ Donald R. Hughes, Jr.
                                         --------------------------
                                         Donald R. Hughes, Jr.
                                         Treasurer and Clerk

-------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                                 Name and Capacity
    ----                                 -----------------

March 20, 1996                       /s/ James A. Langway
                                     ---------------------------------
                                     James A. Langway, President & CEO
                                     Principal Executive Officer

March 20, 1996                       /s/ Donald R. Hughes, Jr.
                                     ----------------------------------
                                     Donald R. Hughes, Jr., Treasurer &
                                     Clerk, Principal Financial Officer
                                     and Principal Accounting Officer

March 20, 1996                       /s/ James A. Langway
                                     ----------------------------------
                                     James A. Langway, Director

March 20, 1996                       /s/ Donald R. Hughes, Jr.
                                     ----------------------------------
                                     Donald R. Hughes, Jr., Director

March 21, 1996                       /s/ I. George Gould
                                     ----------------------------------
                                     I. George Gould, Director

March 21, 1996                       /s/ Mark Poplin
                                     ----------------------------------
                                     Mark Poplin, Director

March 22, 1996                       /s/ Alfred A. Cardoza
                                     ----------------------------------
                                     Alfred A. Cardoza, Director

March 22, 1996                       /s/ David L. Parker
                                     ----------------------------------
                                     David L. Parker, Director

                        SUPPLEMENTAL INFORMATION
                        ------------------------
The Notice of Annual Meeting of Shareholders, Proxy Statement and Proxy
For Annual Meeting of Shareholders for the Registrant's 1996 annual meeting of shareholders, to be held on April 9, 1996, are being submitted separately as an EDGAR Submission Type DEF 14A. Such material is not deemed to be filed with the Commission or otherwise subject to the liabilities of
Section 18 of the Securities Exchange Act.