Form 10-Q
period 1996-03-31
COMMUNITY BANCORP INC /MA/
filed 1996-05-06
CIK 742170

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTER ENDED MARCH 31, 1996




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

                      Yes     X               No






                              Common Stock
                            $2.50 par value
                      3,158,946 shares outstanding
                           as of May 6, 1996

                      PART I - FINANCIAL INFORMATION

                          COMMUNITY BANCORP, INC.
Item 1.                 CONSOLIDATED BALANCE SHEETS
                                                 March 31,     December 31,
                                                   1996            1995
                                               -----------     -----------
ASSETS
Cash and due from banks                       $ 11,642,018    $ 12,668,446
Federal funds sold                               7,700,000      16,700,000
Securities available for sale, at market        29,438,019      23,790,470
Securities held to maturity (market value
  $49,806,956 at 3/31/96 and $50,633,376
  at 12/31/95)                                  50,073,548      50,825,359

Loans                                          129,546,094     128,072,061
Less allowance for possible loan losses          3,481,044       3,455,098
                                               -----------     -----------
       Total net loans                         126,065,050     124,616,963

Premises and equipment, net                      5,002,270       5,126,083
Other assets, net                                3,827,629       3,853,475
                                               -----------     -----------
                Total assets                  $233,748,534    $237,580,796
                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                        $ 44,419,715    $ 45,383,886
   Interest bearing                            156,737,901     161,655,979
                                               -----------     -----------
       Total deposits                          201,157,616     207,039,865

 Federal funds purchased and securities
   sold under repurchase agreements             10,636,270       9,289,963
 Other liabilities                               1,902,463       1,710,295
                                               -----------     -----------
            Total liabilities                  213,696,349     218,040,123

Commitments

Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 4,000,000
   shares authorized, 3,199,218 shares issued,
   3,158,946 shares outstanding                  7,998,045       7,998,045
 Surplus                                           290,253         290,253
 Undivided profits                              12,031,672      11,463,544
 Treasury stock (40,272 shares)                   (181,224)       (181,224)
 Unrealized losses on securities available
   for sale, net                                   (86,561)        (29,945)
                                               -----------     -----------
            Total stockholders' equity          20,052,185      19,540,673
                                               -----------     -----------
                Total liabilities and
                    stockholders' equity      $233,748,534    $237,580,796
                                               ===========     ===========

                          See accompanying notes.

                          COMMUNITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                                Three months ended
                                                     March 31,
                                             -------------------------
                                               1996            1995
                                             ---------      ----------
Interest income:
  Interest and fees on loans                $3,101,014      $2,952,232
  Interest and dividends on securities:
    Taxable interest                         1,044,609       1,011,866
    Nontaxable interest                         21,570          23,365
    Dividends                                   12,989          20,352
  Interest on federal funds sold               179,516           2,350
                                             ---------       ---------
    Total interest income                    4,359,698       4,010,165
                                             ---------       ---------
Interest expense:
  Interest on deposits                       1,500,433       1,281,406
  Interest on short term borrowings            116,958         148,525
                                             ---------       ---------
   Total interest expense                    1,617,391       1,429,931
                                             ---------       ---------

Net interest income                          2,742,307       2,580,234
Provision for possible loan losses                   0          30,000
                                             ---------       ---------
Net interest income after provision
  for possible loan losses                   2,742,307       2,550,234
                                             ---------       ---------

Noninterest income:
  Merchant credit card assessments             206,366         170,693
  Service charges                              186,122         177,226
  Other charges, commissions and fees          170,587         165,036
  Gains (losses) on sales of loans, net         15,503         (12,726)
  Other                                         15,295          21,766
                                             ---------       ---------
    Total noninterest income                   593,873         521,995
                                             ---------       ---------

Noninterest expense:
  Salaries and employee benefits             1,106,656       1,006,997
  Data processing                              140,299         113,643
  Occupancy, net                               157,228         147,653
  Furniture and equipment                       91,389          82,871
  Credit card processing                       159,202         134,250
  Other                                        440,615         499,072
                                             ---------       ---------
    Total noninterest expense                2,095,389       1,984,486
                                             ---------       ---------

Income before income taxes                   1,240,791       1,087,743
Income taxes                                   479,967         436,359
                                             ---------       ---------
Net income                                  $  760,824      $  651,384
                                             ---------       ---------

Earnings per share                          $     .241      $     .207

Dividends per share                         $     .061      $     .057

Weighted average number of shares            3,158,946       3,140,754

                          See accompanying notes.

                          COMMUNITY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Three months ended
                                                         March 31,
                                                --------------------------
                                                    1996           1995
                                                -----------    -----------
Cash flows from operating activities:
  Interest received                            $  4,352,168   $  4,228,613
  Fees and commissions received                     564,786        381,148
  Proceeds from secondary market
    mortgage sales                                5,031,532      1,661,593
  Origination of mortgage loans for
    secondary market sales                       (5,106,130)    (1,046,141)
  Interest paid                                  (1,683,058)    (1,562,164)
  Cash paid to suppliers & employees             (2,020,105)    (1,465,161)
  Income taxes paid                                 (81,400)       (29,275)
                                                 ----------     ----------
      Net cash provided by operating activities   1,057,793      2,168,613
                                                 ----------     ----------

Cash flows from investing activities:
  Purchases of securities held to maturity       (4,224,752)      (417,000)
  Proceeds from maturities of securities
    held to maturity                              5,006,869        383,200
  Purchases of securities available for sale     (8,153,017)
  Proceeds from maturities of securities
    available for sale                            2,377,623      1,055,469
  Net change in federal funds sold                9,000,000      3,600,000
  Net change in loans and other real estate
    owned                                        (1,297,015)    (2,530,000)
  Acquisition of property, plant and equipment      (68,450)       (91,573)
                                                 ----------     ----------
      Net cash provided by (used in)
        investing activities                      2,641,258     (2,000,096)
                                                 ----------     ----------

Cash flows from financing activities:
  Net change in deposits                         (5,882,249)    (2,547,277)
  Net change in federal funds purchased          (1,000,000)
  Net change in repurchase agreements             2,346,307     (2,268,933)
  Dividends paid                                   (189,537)      (175,041)
                                                 ----------     ----------
      Net cash used in financing activities      (4,725,479)    (4,991,251)
                                                 ----------     ----------

Net decrease in cash and due from banks          (1,026,428)      (822,542)
Cash and due from banks at beginning
  of period                                      12,668,446     11,600,385
                                                 ----------     ----------
Cash and due from banks at end of period        $11,642,018    $10,777,843
                                                 ==========     ==========

                          See accompanying notes.

                          COMMUNITY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
 Reconciliation of Net Income to Net Cash Provided by Operating Activities
                                                    Three months ended
                                                         March 31,
                                                 -------------------------
                                                    1996           1995
                                                 ----------     ----------
Net income                                      $   760,824    $   651,384

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      (Increase) decrease in mortgage loans
        held for sale                              (159,816)       524,304
      Premium on sale of mortgages                   85,218         91,148
      Depreciation and amortization                 210,434        245,553
      Provision for loan losses                                     30,000
      (Decrease) increase in other liabilities     (135,146)       273,771
      Increase in taxes payable                     398,567        407,084
      (Decrease) in interest payable                (65,667)      (132,233)
      (Increase) in other assets                    (29,088)      (140,847)
      (Increase) decrease in interest receivable     (7,533)       218,449
                                                 ----------     ----------
           Total adjustments                        296,969      1,517,229
                                                 ----------     ----------
Net cash provided by operating activities       $ 1,057,793    $ 2,168,613
                                                 ==========     ==========

                          See accompanying notes.

                        COMMUNITY BANCORP, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1996

________________________________________________________________________

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1995.


2.  EARNINGS PER SHARE

    Earnings per share calculations are based on the weighted average number of common shares outstanding during the period.


3. FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 122, "ACCOUNTING FOR MORTGAGE SERVICING RIGHTS"

    Beginning January 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122), which requires the capitalization of the cost of originating the rights to service mortgage loans for others. In addition, capitalized mortgage servicing rights are required to be assessed for impairment based on the fair value of those rights. The adoption of SFAS No. 122 resulted in the Company recording $12,841 in income associated with the origination of mortgage servicing rights during the quarter ended March 31, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
- -------
    The Company recorded net income of $760,824 for the three months ended March 31, 1996, representing an increase of $109,440 or 16.8% over $651,384 for the same period in 1995. Earnings per share increased to $.241 for the current period compared to $.207 for the three months ended March 31, 1995.

    The improvement in net income for the current three month period resulted from an increase in net interest and noninterest income and a reduction in the provision for loan losses, partially offset by a small increase in noninterest expense.

    Deposits of $201,157,616 at March 31, 1996 decreased by $5,882,249 or 2.8% from $207,039,865 at December 31, 1995. The decrease occurred primarily in interest bearing categories. Interest bearing deposits decreased by $4,918,078, primarily in the areas of NOW and money market deposit accounts, while noninterest bearing accounts decreased by $964,171, primarily in the area of business demand deposit accounts.

    Loans of $129,546,094 at March 31, 1996 increased by $1,474,033 or
1.2% from $128,072,061 at December 31, 1995. This increase occurred primarily in the area of commercial loans. Noncurrent loans (nonaccrual loans and loans 90 days or more past due but still accruing) totaled $2,113,757 and $1,650,345 at March 31, 1996 and December 31, 1995,
respectively. There were no accruing troubled debt restructurings at March 31, 1996 or December 31, 1995.

    Other real estate owned of $25,000 at March 31, 1996, was unchanged from December 31, 1995.

    Assets of $233,748,534 at March 31, 1996 represented a $3,832,262 or 1.6% decrease from $237,580,796 at December 31, 1995.


            Three Months ended March 31, 1996 as Compared To
                Three Months ended March 31, 1995
            ------------------------------------------------

Net Interest Income
- -------------------

    Interest income for the three months ended March 31, 1996 was $4,359,698, representing an increase of $349,533 or 8.7% from $4,010,165 for the three months ended March 31, 1995, primarily due to higher loan balances and higher interest rates in 1996. Interest expense was $1,617,391, representing an increase of $187,460 or 13.1% from $1,429,931 for the three months ended March 31, 1995, primarily due to an increase in interest bearing deposits and higher interest rates in 1996. Net interest income for the three months ended March 31, 1996 was $2,742,307, representing an increase of $192,073 or 7.5% over $2,580,234 for the same period in 1995.

Noninterest Income and Expense
- ------------------------------

    Noninterest income for the three months ended March 31, 1996 was $593,873, representing an increase of $71,878 or 13.8% from $521,995 for the same period in 1995. This increase resulted primarily from increases in merchant credit card assessments, service charges, other charges, commissions and fees, and gains on sales of loans.

    Noninterest expense for the three months ended March 31, 1996 of $2,095,389 represented an increase of $110,903 or 5.6% from $1,984,486 recorded during the same period in 1995. This increase was primarily the result of increases in salaries and employee benefits, data processing, occupancy expense, credit card processing and furniture and equipment expense, partially offset by a decrease in other expense.


Provision for Possible Loan Losses
- ----------------------------------

    The provision for possible loan losses for the three months ended March 31, 1996 was $0, representing a $30,000 or 100.0% reduction from $30,000 for the same period in 1995. This decrease was the result of management's continuing evaluation of the adequacy of the allowance for possible loan losses and its belief that the allowance is adequate.


Income Taxes
- ------------

    Income tax expense of $479,967 for the three months ended March 31, 1996 compared to $436,359 for the same period in 1995, resulting from an increase in taxable income during the current period.


Net Income
- ----------

    Net income of $760,824 for the three months ended March 31, 1996 represented an increase of $109,440 or 16.8% over $651,384 recorded during the same period in 1995. The foregoing discussion summarized the primary components of this increase in earnings.


Allowance for Possible Loan Losses
- ----------------------------------

    The allowance for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio. Management's methodology in determining the adequacy of the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends and the volume, growth and composition of the loan portfolio. Each loan on the Company's internal Watch List is evaluated periodically for potential losses. For loans with potential losses, the bank sets aside or "allocates" a portion of the ALLL against such potential losses. For the remainder of the portfolio, "unallocated" reserve amounts are determined based on judgements regarding the type of loan, economic conditions and trends, potential exposure to loss and other factors.
The allowance for possible loan losses is charged when management determines that the repayment of the principal on a loan is in doubt. Subsequent recoveries, if any, are credited to the allowance. At March 31,

1996, the balance in the allowance was $3,481,044, representing 2.7% of total loans, compared to $3,455,098 or 2.7% of total loans at December 31, 1995.


Securities
- ----------

    The Company's securities portfolio consists of obligations of the U.S. Treasury, government sponsored agencies, mortgage backed securities and obligations of municipalities in the Company's market area. These assets are used in part to secure public deposits and as collateral for repurchase agreements.

    Total securities were $79,511,567 at March 31, 1996, representing an increase of $4,895,738 or 6.6% from $74,615,829 at December 31, 1995.
At March 31, 1996, $29,438,019 in securities were classified as available for sale. There were no sales of securities during the three months ended March 31, 1996.


Liquidity and Capital Resources
- -------------------------------

    The Company's principle sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities. Deposits are considered a relatively stable source of funds. At March 31, 1996, 1995 and 1994, deposits were $201.2 million, $184.3 million and $175.3 million, respectively. Management anticipates that deposits will increase moderately during 1996.

    As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

    Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 3.00% ratio of Tier 1 leverage capital to assets now constitutes the minimum capital standard for banking organizations. At March 31, 1996, the Company's Tier 1 leverage capital ratio was 8.59%. Regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At March 31, 1996 the Company's Tier 1 and total risk-based capital ratios were 14.70% and 15.97%, respectively. Both the Company and the Bank are categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

    The Board of Directors declared a first quarter 1996 dividend of $.061 per share of common stock to shareholders of record at March 1, 1996, payable on April 15, 1996.

Asset/Liability Management
- --------------------------

    The Company has an asset/liability management committee which oversees all asset/liability management activities. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.

    It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's positive cumulative one year gap position at March 31, 1996, representing the excess of repricing assets versus repricing liabilities within a one year time frame, was 1.8% expressed as a percentage of total assets.

                      PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)  The Company did not file a Form 8-K during the quarter ended
     March 31, 1996.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COMMUNITY BANCORP, INC.
                               -----------------------



Date:  May 3, 1996             By: /s/ James A. Langway
                                  -------------------------
                                  James A. Langway
                                  President & Chief Executive Officer
                                  Principal Executive Officer





Date:  May 3, 1996             By: /s/ Donald R. Hughes, Jr.
                                  --------------------------
                                  Donald R. Hughes, Jr.
                                  Treasurer and Clerk
                                  Principal Financial Officer and
                                    Principal Accounting Officer