Form 10-Q
period 1996-06-30
COMMUNITY BANCORP INC /MA/
filed 1996-07-26
CIK 742170

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTER ENDED JUNE 30, 1996




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

                      Yes     X               No






                              Common Stock
                            $2.50 par value
                      3,192,677 shares outstanding
                          as of July 25, 1996

                       COMMUNITY BANCORP, INC.

                         TABLE OF CONTENTS

                                                                       Page
                                                                       ----
PART I  -  FINANCIAL INFORMATION

           Item 1.   Financial Statements:

                       Consolidated Balance Sheets                       3

                       Consolidated Statements of Income                 4

                       Consolidated Statements of Cash Flow             5-6

                       Notes to Consolidated Financial Statemements      7

           Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations    8-12

PART II -  OTHER INFORMATION

           Item 4.   Submission of Matters to a Vote of
                       Security Holders                                  13

           Item 5.   Other Information                                   13

           Item 6.   Exhibits and Reports on Form 8-K                    13

SIGNATURES                                                               14

EXHIBITS             Proxy Statement dated March 20, 1996              15-19

                     Financial Data Schedule (EX-27, Article 9)          20

                      PART I - FINANCIAL INFORMATION

                          COMMUNITY BANCORP, INC.
Item 1.                 CONSOLIDATED BALANCE SHEETS
                                                 June 30,      December 31,
                                              ----------------------------
                                                   1996            1995
                                              ------------    ------------
ASSETS
Cash and due from banks                       $ 14,922,936    $ 12,668,446
Federal funds sold                              10,300,000      16,700,000
Securities available for sale, at market        28,905,416      23,790,470
Securities held to maturity (market value
  $53,574,634 at 6/30/96 and $50,633,376
  at 12/31/95)                                  54,517,459      50,825,359

Loans                                          128,908,753     128,072,061
Less allowance for possible loan losses          3,499,516       3,455,098
                                               -----------     -----------
       Total net loans                         124,409,237     124,616,963

Premises and equipment, net                      4,915,757       5,126,083
Other assets, net                                3,744,324       3,853,475
                                               -----------     -----------
                Total assets                  $242,715,129    $237,580,796
                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                        $ 45,973,690    $ 45,383,886
   Interest bearing                            164,349,892     161,655,979
                                               -----------     -----------
       Total deposits                          210,323,582     207,039,865
                                               -----------     -----------

 Federal funds purchased and securities
   sold under repurchase agreements             10,078,675       9,289,963
 Other liabilities                               1,467,592       1,710,295
                                               -----------     -----------
            Total liabilities                  221,869,849     207,039,865
                                               -----------     -----------
Commitments

Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 4,000,000
   shares authorized, 3,199,218 shares issued,
   3,192,677 shares outstanding, (3,140,754
   shares outstanding at December 31, 1995)      7,998,045       7,998,045
 Surplus                                           374,581         290,253
 Undivided profits                              12,629,713      11,463,544
 Treasury stock, 6,541 shares, (40,272
   shares at December 31, 1995)                    (29,435)       (181,224)
 Unrealized losses on securities available
   for sale, net                                  (127,624)        (29,945)
                                               -----------     -----------
            Total stockholders' equity          20,845,280      19,540,673
                                               -----------     -----------
                Total liabilities and
                    stockholders' equity      $242,715,129    $237,580,796
                                               ===========     ===========

                          See accompanying notes.

                            COMMUNITY BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                    Three months ended      Six months ended
                                          June 30,               June 30,
                                  ---------------------   --------------------
                                      1996       1995        1996       1995
                                  ----------  ---------   ---------  ---------
Interest income:
 Interest and fees on loans       $3,121,407 $3,075,590  $6,222,421 $6,027,822
 Interest and div. on securities:
  Taxable interest                 1,137,476    998,718   2,182,085  2,010,584
  Nontaxable interest                 23,686     24,771      45,256     48,136
  Dividends                           13,548      5,495      26,537     25,847
 Interest on federal funds sold      123,001     31,159     302,517     33,509
                                   ---------  ---------   ---------  ---------
   Total interest income           4,419,118  4,135,733   8,778,816  8,145,898
                                   ---------  ---------   ---------  ---------

Interest expense:
 Deposits                          1,430,007  1,380,992   2,930,440  2,662,398
 Short term borrowings               123,874    143,471     240,832    291,996
                                   ---------  ---------   ---------  ---------
  Total interest expense           1,553,881  1,524,463   3,171,272  2,954,394
                                   ---------  ---------   ---------  ---------

Net interest income                2,865,237  2,611,270   5,607,544  5,191,504
Provision for loan losses                  0     30,000           0     60,000
                                   ---------  ---------   ---------  ---------
Net interest income after
 provision for loan losses         2,865,237  2,581,270   5,607,544  5,131,504
                                   ---------  ---------   ---------  ---------

Noninterest income:
 Merchant credit card assessments    195,016    159,037     401,382    329,730
 Service charges                     195,388    172,334     381,510    349,560
 Other charges, commissions, fees    181,237    183,796     351,824    348,832
 Gains (losses) on sales of
  loans, net                           4,436    (37,882)     19,939    (50,608)
 Other                                17,842     19,995      33,137     41,761
                                   ---------  ---------   ---------  ---------
  Total noninterest income           593,919    497,280   1,187,792  1,019,275
                                   ---------  ---------   ---------  ---------

Noninterest expense:
 Salaries and benefits             1,144,023  1,125,754   2,250,679  2,132,751
 Data processing                     150,970    110,213     291,269    223,856
 Occupancy, net                      132,338    156,264     289,566    303,917
 Furniture and equipment              82,217     77,626     173,606    160,497
 Credit card processing              170,942    139,317     330,144    273,567
 Other                               464,645    496,685     905,260    995,757
                                   ---------  ---------   ---------  ---------
  Total noninterest expense        2,145,135  2,105,859   4,240,524  4,090,345
                                   ---------  ---------   ---------  ---------

Income before income taxes         1,314,021    972,691   2,554,812  2,060,434
Income taxes                         518,035    435,079     998,002    817,220
                                   ---------  ---------   ---------  ---------
Net income                        $  795,986 $  537,612  $1,556,810 $1,243,214
                                   =========  =========   =========  =========

Earnings per share                $     .250 $     .171  $     .491 $     .396

Dividends per share               $     .062 $     .058  $     .123 $     .115

Weighted average number of shares  3,179,333  3,140,748   3,169,139  3,140,751

                            See accompanying notes.

                          COMMUNITY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Six months ended
                                                         June 30,
                                               ---------------------------
                                                    1996           1995
                                               ------------   ------------
Cash flows from operating activities:
  Interest received                            $  8,691,380   $  8,170,602
  Fees and commissions received                   1,249,303      1,034,735
  Proceeds from secondary market
    mortgage sales                                8,858,377      2,230,942
  Origination of mortgage loans for
    secondary market sales                       (7,895,977)    (1,929,041)
  Interest paid                                  (3,223,425)    (2,979,467)
  Cash paid to suppliers & employees             (3,908,440)    (3,499,723)
  Income taxes paid                                (992,795)      (741,709)
                                                 ----------     ----------
      Net cash provided by operating activities   2,778,423      2,286,339
                                                 ----------     ----------

Cash flows from investing activities:
  Purchases of securities held to maturity       (9,586,198)      (417,000)
  Proceeds from maturities of securities
    held to maturity                              5,939,184      1,140,071
  Purchases of securities available for sale     (8,403,017
  Proceeds from maturities of securities
    available for sale                            3,072,767      3,172,003
  Net change in federal funds sold                6,400,000      5,400,000
  Net change in loans and other real estate
    owned                                        (1,698,799)    (6,639,467)
  Proceeds from sale of other real estate
    owned                                                           97,700
  Acquisition of property, plant and equipment     (174,204)      (274,231)
                                                 ----------     ----------
      Net cash provided by (used in)
        investing activities                     (4,450,267)     2,479,076
                                                 ----------     ----------

Cash flows from financing activities:
  Net change in deposits                          3,283,717        700,536
  Net change in federal funds purchased          (1,000,000)   (10,900,000)
  Net change in repurchase agreements             1,788,712      6,878,710
  Purchase of treasury stock                                          (240)
  Sale of treasury stock                            236,137
  Dividends paid                                   (382,232)      (354,065)
                                                 ----------     ----------
      Net cash provided by (used in)
        financing activities                      3,926,334     (3,675,059)
                                                 ----------     ----------

Net increase in cash and due from banks           2,254,490      1,090,356
Cash and due from banks at beginning
  of period                                      12,668,446     11,600,385
                                                 ----------     ----------
Cash and due from banks at end of period        $14,922,936    $12,690,741
                                                 ==========     ==========

                          See accompanying notes.


                          COMMUNITY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
 Reconciliation of Net Income to Net Cash Provided by Operating Activities
                                                      Six months ended
                                                         June 30,
                                                --------------------------
                                                    1996           1995
                                                -----------    -----------
Net income                                      $ 1,556,810    $ 1,243,214

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Decrease in mortgage loans held for sale      791,145        125,891
      Premium on sale of mortgages                  171,255        176,010
      Depreciation and amortization                 420,855        366,956
      Provision for loan losses                                     60,000
      Increase (decrease) in other liabilities      (88,786)       223,674
      Increase in taxes payable                       5,207         75,511
      (Decrease) in interest payable                (52,153)       (25,073)
      Decrease in other assets                       61,511         15,457
      Decrease (increase) in interest receivable    (87,421)        24,699
                                                 ----------     ----------
         Total adjustments                        1,221,613      1,043,125
                                                 ----------     ----------
Net cash provided by operating activities       $ 2,778,423    $ 2,286,339
                                                 ==========     ==========

                          See accompanying notes.

                        COMMUNITY BANCORP, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996
________________________________________________________________________

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



3. FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 122, "ACCOUNTING FOR MORTGAGE SERVICING RIGHTS"

    Beginning January 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122), which requires the capitalization of the cost of originating the rights to service mortgage loans for others. In addition, capitalized mortgage servicing rights are required to be assessed for impairment based on the fair value of those rights. The adoption of SFAS No. 122 resulted in the Company recording $30,315 in income associated with the origination of mortgage servicing rights during the six months ended June 30, 1996.

                     PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
- -------

    The Company recorded net income of $1,556,810 for the six months ended June 30, 1996, representing an increase of $313,596 or 25.2% over $1,243,214 for the same period in 1995. Earnings per share of $.491 for the current period represented an increase of $.095 from $.396 for the six months ended June 30, 1995.

    The Company recorded net income of $795,986 for the three months ended June 30, 1996, representing an increase of $258,374 or 48.1% over $537,612 for the corresponding period in 1995. Earnings per share of $.250 for the current period represented an increase of $.079 from $.171 for the same period in 1995.

    The improvement in net income resulted primarily from an increase in net interest income and noninterest income, and a decrease in the provision for possible loan losses and F.D.I.C. deposit insurance premiums.

    Deposits of $210,323,582 at June 30, 1996 increased by $3,283,717 or 1.6% from $207,039,865 at December 31, 1995. This increase occurred primarily in interest bearing deposit categories. Interest bearing deposits increased by $2,693,913, primarily in the areas of NOW and savings accounts. Noninterest bearing deposits increased by $589,804, primarily in the area of personal demand deposit accounts.

    Loans of $128,908,753 at June 30, 1996 increased by $836,692 or .7%
from $128,072,061 at December 31, 1995. This increase occurred in the commercial, residential construction and consumer loan portfolios. Noncurrent loans (nonaccrual loans and loans 90 days or more past due but still accruing) totalled $1,887,793 and $1,810,267 at June 30, 1996 and December 31, 1995, respectively. There were no accruing troubled debt restructurings at June 30, 1996 or December 31, 1995.

    Assets of $242,715,129 at June 30, 1996 represented a $5,134,333 or
2.2% increase from $237,580,796 at December 31, 1995.


             Six Months ended June 30, 1996 as Compared To
                 Six Months ended June 30, 1995
             ---------------------------------------------

Net Interest Income
- -------------------

    Interest income for the six months ended June 30, 1996 was $8,778,816, representing an increase of $632,918 or 7.8% from $8,145,898 for the six months ended June 30, 1995, primarily due to higher loan and securities balances in 1996. Interest expense was $3,171,272, representing an increase of $216,878 or 7.3% from $2,954,394 for the six months ended June 30, 1995, primarily due to higher interest bearing deposit balances in 1996. Net interest income for the six months ended June 30, 1996 was $5,607,544, representing an increase of $416,040 or 8.0% from $5,191,504 for the six months ended June 30, 1995.

Noninterest Income and Expense
- ------------------------------

    Noninterest income for the six months ended June 30, 1996 was $1,187,792, representing an increase of $168,517 or 16.5% from $1,019,275 for the six months ended June 30, 1995. This increase was primarily the result of increases in merchant credit card assessments, service charges, and gains on sales of loans.

    Noninterest expense for the six months ended June 30, 1996 of $4,240,524 was up $150,179 or 3.7% from $4,090,345 for the same period in 1995. This increase was primarily the result of increases in salaries and employee benefits, data processing, furniture and equipment, occupancy and credit card processing, partially offset by a reduction in other expense, including F.D.I.C. deposit insurance premiums.

Provision for Loan Losses
- -------------------------

    The provision for loan losses for the six months ended June 30, 1996 was $0, representing a $60,000 or 100.0% decrease from $60,000 for the same period in 1995. This decrease was the result of management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes
- ------------

    Income tax expense of $998,002 for the six months ended June 30, 1996 compared to $817,220 for the same period in 1995, the result of an increase in taxable income during the current period.

Net Income
- ----------

    Net income of $1,556,810 for the first six months of 1996 represented an increase of $313,596 or 25.2% from $1,243,214 recorded for the first six months of 1995. Earnings per share of $.491 for the current period represented an increase of $.095 from $.396 for the six months ended June 30, 1995.


            Three Months ended June 30, 1996 as Compared To
                Three Months ended June 30, 1995
            -----------------------------------------------

Net Interest Income
- -------------------

    Interest income for the three months ended June 30, 1996 was $4,419,118, representing an increase of $283,385 or 6.9% from $4,135,733 for the three months ended June 30, 1995. The increase was primarily due to higher loan and securities balances in 1996. Interest expense was $1,553,881, representing an increase of $29,418 or 1.9% from $1,524,463 for the three months ended June 30, 1995, primarily due to higher interest bearing deposit balances in 1996. Net interest income for the three months ended June 30, 1996 was $2,865,237, representing an increase of $253,967 or 9.7% from $2,611,270 for the same period in 1995.

Noninterest Income and Expense
- ------------------------------

    Noninterest income for the three months ended June 30, 1996 was $593,919, representing an increase of $96,639 or 19.4% from $497,280 for the three months ended June 30, 1995. This increase was primarily the result of increases in merchant credit card assessments, service charges, and gains on sales of loans.

    Noninterest expense for the three months ended June 30, 1996 of $2,145,135 was up $39,276 or 1.9% from $2,105,859 for the three months ended June 30, 1995. This increase was primarily the result of increases in salaries and employee benefits, data processing, furniture and equipment, occupancy and credit card processing, partially offset by a reduction in other expense, including F.D.I.C. deposit insurance premiums.

Provision for Loan Losses
- -------------------------

    The provision for loan losses for the three months ended June 30, 1996 was $0, representing a $30,000 or 100.0% decrease from $30,000 for the three months ended June 30, 1995. This decrease was the result of management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes
- ------------

    Income tax expense of $518,035 for the three months ended June 30, 1996 compared to $435,079 for the three months ended June 30, 1995, the result of an increase in taxable income during the current period.

Net Income
- ----------

    Net income of $795,986 for the three months ended June 30, 1996 represented an increase of $258,374 or 48.1% over $537,612 for the three months ended June 30, 1995. Earnings per share of $.250 for the current period represented an increase of $.079 from $.171 for the three months ended June 30, 1995.

Allowance for Possible Loan Losses
- ----------------------------------

    The allowance for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio. Management's methodology in determining the adequacy of the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends and the volume, growth and composition of the loan portfolio. Each loan on the Company's internal Watch List is evaluated periodically to estimate potential losses. For loans with potential losses, the bank sets aside or "allocates" a portion of the ALLL against such potential losses. For the remainder of the portfolio, "unallocated" reserve amounts are determined based on judgements regarding the type of loan, economic conditions and trends, potential exposure to loss and other factors.
The allowance for possible loan losses is charged when management determines that the repayment of the principal on a loan is in doubt. Subsequent recoveries, if any, are credited to the allowance. At June 30, 1996, the balance in the allowance was $3,499,516, representing 2.7% of total loans, compared to $3,455,098 or 2.7% of total loans at December 31, 1995.

Securities
- ----------

    The Company's securities portfolio consists of obligations of the U.S. Treasury, U.S. government sponsored agencies, mortgage backed securities and obligations of municipalities in the Company's market area. Those assets are used in part to secure public deposits and as collateral for repurchase agreements.

    Total securities were $83,422,875 at June 30, 1996, representing an increase of $8,807,046 or 11.8% from $74,615,829 at December 31, 1995.
At June 30, 1996, $28,905,416 in securities were classified as "available for sale". There were no sales of securities during the six months ended June 30, 1996.

Liquidity and Capital Resources
- -------------------------------

    The Company's primary sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities. Deposits are considered a relatively stable source of funds. At June 30, 1995, 1994 and 1993, deposits were $210.3, $187.6 and $177.1 million, respectively. Management anticipates that deposits will remain relatively stable or grow moderately during the remainder of 1996.

    As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

    Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 3.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for banking organizations. At June 30, 1996, the Company's Tier 1 leverage capital ratio was 8.62%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00. At June 30, 1996 the Company's Tier 1 and total risk-based capital ratios were 15.12% and 16.39%, respectively. Both the Company and the Bank are categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.).

    The Board of Directors declared a second quarter 1996 cash dividend of $.062 per share of common stock to shareholders of record at June 1, 1996, payable on July 15, 1996.


Asset/Liability Management
- --------------------------

    The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.

    It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's positive cumulative one year gap position at June 30, 1996, representing the excess of repricing assets versus repricing liabilities within a one year time frame, was 4.1% of total assets.

                      PART II - OTHER INFORMATION
                      ---------------------------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Shareholders was held on April 9, 1996. At that meeting, two (2) matters were put before the shareholders for vote. Proxies for the meeting were solicited, and a copy of the Proxy Statement dated March 20, 1996 is incorporated herein by reference and attached hereto as an exhibit. Such Proxy Statement provides a description of the matters put before the shareholders for vote and provides other information required under this Item 4.

The results of the voting were as follows:

1. To fix the number of Directors who shall constitute the full Board of Directors at eleven.

     Votes for:                    2,261,655
     Votes against:                    3,768


2. To elect as Directors the five individuals listed as nominees in the Proxy Statement, who, together with the six Directors whose terms of office did not expire at this meeting, constitute the full Board of Directors.

             Director              Votes For         Votes Against
             --------              ---------         --------------

         I. George Gould           2,269,075             7,268
         Donald R. Hughes, Jr.     2,269,075             7,268
         James A. Langway          2,269,075             7,268
         David L. Parker           2,269,075             7,268
         David W. Webster          2,269,075             7,268


Item 5.  OTHER INFORMATION

     At its July 16, 1996 meeting, the Company's Board of Directors voted to implement a self-tender offer for its Common Stock in August of 1996. The Company will repurchase a percentage of its outstanding shares of Common Stock with the intention of increasing return on equity by redeploying a portion of existing capital that is not necessary for the Company's core banking business.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) The Company filed a Form 8-K on May 31, 1996, reporting the adoption of a Shareholders' Rights Agreement by the Company's Board of Directors on May 21, 1996. A copy of the complete Shareholder Rights Agreement was included with the Form 8-K filing as an exhibit.

                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COMMUNITY BANCORP, INC.
                               -----------------------



Date:  July 26, 1996           By: /s/ James A. Langway
                                  -----------------------------------
                                  James A. Langway
                                  President & Chief Executive Officer
                                  Principal Executive Officer





Date:  July 26, 1996           By: /s/ Donald R. Hughes, Jr.
                                  ----------------------------------
                                  Donald R. Hughes, Jr.
                                  Treasurer and Clerk
                                  Principal Financial Officer and
                                    Principal Accounting Officer

                        COMMUNITY BANCORP, INC.

                            PROXY STATEMENT

                     ANNUAL MEETING OF SHAREHOLDERS

                             April 9, 1996





The following information is furnished in connection with the solicitation of proxies by the management of Community Bancorp, Inc. ("Corporation"), whose principal executive office is located at 17 Pope Street, Hudson, Massachusetts, (Telephone: 508-568-8321), for use at the Annual Meeting of Shareholders of the Corporation to be held on Tuesday, April 9, 1996.


As of March 1, 1996, 3,158,946 shares of common stock of the Corporation were outstanding and entitled to be voted.


The record date and hour for determining shareholders entitled to vote has been fixed at 5 o'clock p.m., March 1, 1996. Only shareholders of record at such time will be entitled to notice of, and to vote at, the meeting. Shareholders are urged to sign the enclosed form of proxy solicited on behalf of the management of the Corporation and return it at once in the envelope enclosed for that purpose. The proxy does not affect the right to vote in person at the meeting and may be revoked prior to its exercise. Proxies will be voted in accordance with the shareholder's directions.


If no directions are given, proxies will be voted to fix the number of Directors of the Corporation at eleven; and to elect Donald R. Hughes, Jr. and David W. Webster to the Board of Directors of the Corporation to serve until the Annual Meeting of Shareholders in 1998 and until their successors are duly elected and qualified to serve; and to elect I. George Gould, James A. Langway and David L. Parker to the Board of Directors of the Corporation to serve until the Annual Meeting of Shareholders in 1999 and until their successors are duly elected and qualified to serve.


The financial statements of the Corporation for 1995 have been mailed to the shareholders with the mailing of this Notice and Proxy Statement.


The cost of the solicitation of proxies is being paid by the Corporation. The Proxy Statement will be mailed to shareholders of the Corporation on or about March 20, 1996.

                DETERMINATION OF NUMBER OF DIRECTORS
                   AND ELECTION OF DIRECTORS


     The persons named as proxies intend to vote to fix the number of Directors for the ensuing year at eleven and vote for the election of the persons named below as Nominees for Election at This Meeting as Directors, each to hold office until the annual meeting held in the year indicated in the column designated "Term of Office." If any nominee should not be available for election at the time of the meeting, the persons named as proxies may vote for another person in their discretion or may vote to fix the number of Directors at less than eleven. The management does not anticipate that any nominee will become unavailable.

     The By-Laws of the Corporation provide in substance that the Board of Directors shall be divided into three classes as nearly equal in number as possible, and that the term of office of one class shall expire and a successor class be elected at each annual meeting of the shareholders.

     The present number of Directors is eleven. It is proposed by the Board that at the meeting the number of Directors who shall constitute the full Board of Directors until the next annual meeting be fixed at eleven and that the five nominees listed below be elected to serve until the date indicated opposite their names. All of the nominees are currently Directors.

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

                    Nominees For Election at This Meeting

                                  Has Served
                                  on Board of
                    Shares of     Directors
                    Stock Owned   of the
                    Beneficially  Corporation
                    as of         or Its       Term
                    March 1,      Predecessor  of      Principal
Name                1996 (1)      Since        Office  Occupation

I. George Gould       117,499        1962       1999   Director of
         (2)                                           Corporation and Hudson
                                                       National Bank;
                                                       Chairman, Gould's, Inc.


Donald R. Hughes, Jr.  88,853        1995       1998   Director of
         (2)                                           Corporation and Hudson
                                                       National Bank;
                                                       Treasurer and Clerk of
                                                       the Corporation;
                                                       Executive Vice
                                                       President and Cashier
                                                       of Hudson National
                                                       Bank.


James A. Langway      137,060        1976       1999   Director of
         (2)                                           Corporation and Hudson
                                                       National Bank;
                                                       President and CEO of
                                                       the Corporation and of
                                                       Hudson National Bank.


David L. Parker        22,274        1986       1999   Director of
                                                       Corporation and Hudson
                                                       National Bank;
                                                       Treasurer, Larkin
                                                       Lumber Co.


David W. Webster       30,860        1995       1998   Director of
                                                       Corporation and Hudson
                                                       National Bank;
                                                       President & Treasurer,
                                                       A. T. Knight Fuel Co.,
                                                       Inc.

                       Directors Continuing in Office

                                  Has Served
                                  on Board of
                    Shares of     Directors
                    Stock Owned   of the
                    Beneficially  Corporation
                    as of         or Its       Term
                    March 1,      Predecessor  of      Principal
Name                1996 (1)      Since        Office  Occupation

Alfred A. Cardoza      22,486        1971       1997   Director of
                                                       Corporation and Hudson
                                                       National Bank; Retired.


Argeo R. Cellucci       6,728        1968       1997   Director of
                                                       Corporation and Hudson
                                                       National Bank;
                                                       President, Cellucci
                                                       Hudson Corp.


Antonio Frias         101,938        1985       1997   Director of
                                                       Corporation and Hudson
                                                       National Bank;
                                                       President and
                                                       Treasurer, S & F
                                                       Concrete Contractors.


Horst Huehmer          22,632        1980       1998   Director of
                                                       Corporation and Hudson
                                                       National Bank; Retired.


Dennis F. Murphy, Jr. 442,640        1984       1997   Chairman of the Board
                                                       of Corporation and
                                                       Hudson National Bank;
                                                       Director of
                                                       Corporation and Hudson
                                                       National Bank;
                                                       President & Treasurer,
                                                       D.F. Murphy Insurance
                                                       Agency, Inc.


Mark Poplin           170,174        1967       1998   Director of
                                                       Corporation and Hudson
                                                       National Bank;
                                                       President & Treasurer,
                                                       Poplin Supply Co.;
                                                       Secretary, Poplin

Notes:

      1. Beneficial ownership of stock for the purpose of this statement includes securities owned by the spouse and minor children and any relative with the same address. Certain Directors may disclaim beneficial ownership of certain of the shares listed beside their names.

      2. Includes 56,853 shares held by CBI ESOP as to which Messrs. Gould, Hughes and Langway are co-trustees.


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

Hudson, Massachusetts
March 20, 1996