Form 10-Q
period 1996-09-30
COMMUNITY BANCORP INC /MA/
filed 1996-10-30
CIK 742170

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934



                FOR THE QUARTER ENDED SEPTEMBER 30, 1996




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





                              Common Stock
                            $2.50 par value
                      2,935,012 shares outstanding
                         as of October 30, 1996

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

                      PART I - FINANCIAL INFORMATION

                          COMMUNITY BANCORP, INC.
Item 1.                 CONSOLIDATED BALANCE SHEETS
                                              September 30,    December 31,
                                                   1996            1995
                                              ------------    ------------
ASSETS
Cash and due from banks                       $ 17,636,809    $ 12,668,446
Federal funds sold                               4,600,000      16,700,000
Securities available for sale, at market        30,494,372      23,790,470
Securities held to maturity (market value
  $55,130,938 at 9/30/96 and $50,633,376
  at 12/31/95)                                  55,675,609      50,825,359

Loans                                          130,994,629     128,072,061
Less allowance for possible loan losses          3,514,631       3,455,098
                                               -----------     -----------
       Total net loans                         127,479,998     124,616,963

Premises and equipment, net                      4,808,169       5,126,083
Other assets, net                                4,050,304       3,853,475
                                               -----------     -----------
                Total assets                  $244,745,261    $237,580,796
                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                        $ 50,762,377    $ 45,383,886
   Interest bearing                            160,725,885     161,655,979
                                               -----------     -----------
       Total deposits                          211,488,262     207,039,865

 Federal funds purchased and securities
   sold under repurchase agreements             12,431,309       9,289,963
 Other liabilities                               1,588,000       1,710,295
                                               -----------     -----------
            Total liabilities                  225,507,571     218,040,123

Commitments

Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 4,000,000
   shares authorized, 3,199,218 shares issued,
   2,935,012 shares outstanding, (3,158,946
   shares outstanding at December 31, 1995)      7,998,045       7,998,045
 Surplus                                           374,581         290,253
 Undivided profits                              13,265,339      11,463,544
 Treasury stock, 264,206 shares, (40,272
   shares at December 31, 1995)                 (2,348,419)       (181,224)
 Unrealized losses on securities available
   for sale, net                                   (51,856)        (29,945)
                                               -----------     -----------
            Total stockholders' equity          19,237,690      19,540,673
                                               -----------     -----------
                Total liabilities and
                    stockholders' equity      $244,745,261    $237,580,796
                                               ===========     ===========

                          See accompanying notes.

                            COMMUNITY BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                    Three months ended     Nine months ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      1996       1995        1996       1995
                                   ---------  ---------   ---------  ---------
Interest income:
 Interest and fees on loans       $3,107,269 $3,183,086  $9,329,690 $9,210,908
 Interest and div. on securities:
  Taxable interest                 1,154,114    969,659   3,336,199  2,980,243
  Nontaxable interest                 37,470     20,532      82,726     68,668
  Dividends                           13,654     11,190      40,191     37,037
 Interest on federal funds sold      136,197    156,109     438,714    189,618
                                   ---------  ---------  ---------- ----------
   Total interest income           4,448,704  4,340,576  13,227,520 12,486,474
                                   ---------  ---------  ---------- ----------
Interest expense:
 Deposits                          1,431,519  1,513,352   4,361,959  4,175,750
 Short term borrowings               145,585    122,334     386,417    414,330
                                   ---------  ---------   ---------  ---------
  Total interest expense           1,577,104  1,635,686   4,748,376  4,590,080
                                   ---------  ---------   ---------  ---------

Net interest income                2,871 600  2,704,890   8,479,144  7,896,394
Provision for loan losses                  0     30,000           0     90,000
                                   ---------  ---------   ---------  ---------
Net interest income after
 provision for loan losses         2,871,600  2,674,890   8,479,144  7,806,394

Noninterest income:
 Merchant credit card assessments    209,754    161,265     611,136    490,995
 Service charges                     191,141    173,081     572,651    522,641
 Other charges, commissions, fees    162,368    143,872     514,192    492,704
 Gains (losses) on sales of
  loans, net                           8,243     20,120      28,182    (30,488)
 Other                                20,241      8,855      53,378     50,616
                                   ---------  ---------   ---------  ---------
  Total noninterest income           591,747    507,193   1,779,539  1,526,468
                                   ---------  ---------   ---------  ---------
Noninterest expense:
 Salaries and benefits             1,092,523  1,011,108   3,343,202  3,143,859
 Data processing                     157,857    116,796     449,126    340,652
 Occupancy, net                      148,483    149,702     438,049    453,619
 Furniture and equipment              89,163     81,869     262,769    242,366
 Credit card processing              176,904    148,322     507,048    421,889
 Other                               415,346    419,846   1,320,606  1,415,603
                                   ---------  ---------   ---------  ---------
  Total noninterest expense        2,080,276  1,927,643   6,320,800  6,017,988
                                   ---------  ---------   ---------  ---------
Income before income taxes         1,383,071  1,254,440   3,937,883  3,314,874
Income taxes                         543,113    537,165   1,541,115  1,354,385
                                   ---------  ---------   ---------  ---------
Net income                        $  839,958 $  717,275  $2,396,768 $1,960,489
                                   =========  =========   =========  =========
Earnings per share                $     .264 $     .228  $     .755 $     .623

Dividends per share               $     .064 $     .059  $     .187 $     .174

Weighted average number of shares  3,181,474  3,152,530   3,173,281  3,144,721

                            See accompanying notes.

                          COMMUNITY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Nine months ended
                                                        September 30,
                                                 -------------------------
                                                    1996           1995
                                                 ----------     ----------
Cash flows from operating activities:
  Interest received                            $ 13,214,867   $ 12,516,261
  Fees and commissions received                   1,762,474      1,495,560
  Proceeds from secondary market
    mortgage sales                               12,744,365      4,474,743
  Origination of mortgage loans for
    secondary market sales                      (11,733,586)    (4,910,994)
  Interest paid                                  (4,805,589)    (4,672,139)
  Cash paid to suppliers & employees             (5,927,232)    (5,102,348)
  Income taxes paid                              (1,392,547)    (1,079,807)
                                                 ----------     ----------
      Net cash provided by operating activities   3,862,752      2,721,276
                                                 ----------     ----------

Cash flows from investing activities:
  Purchases of securities held to maturity      (14,764,819)    (9,981,688)
  Proceeds from maturities of securities
    held to maturity                              9,966,355     10,081,408
  Purchases of securities available for sale    (11,362,861)
  Proceeds from maturities of securities
    available for sale                            4,566,287      3,245,351
  Net change in federal funds sold               12,100,000     (8,900,000)
  Net change in loans and other real estate
    owned                                        (4,122,182)    (6,534,665)
  Proceeds from sale of other real estate
    owned                                            55,000        147,700
  Acquisition of property, plant and equipment     (258,885)      (366,639)
                                                 ----------     ----------
      Net cash (used in) investing activities    (3,821,105)   (12,308,533)
                                                 ----------     ----------
Cash flows from financing activities:
  Net change in deposits                          4,448,398     15,542,194
  Net change in federal funds purchased          (1,000,000)   (10,900,000)
  Net change in repurchase agreements             4,141,346      6,180,107
  Purchase of treasury stock                     (2,318,985)        (2,865)
  Sale of treasury stock                            236,137        111,444
  Dividends paid                                   (580,180)      (536,229)
                                                 ----------     ----------
      Net cash provided by financing activities   4,926,716     10,394,651
                                                 ----------     ----------
Net increase in cash and due from banks           4,968,363        807,394
                                                 ----------     ----------
Cash and due from banks at beginning
  of period                                      12,668,446     11,600,385
                                                 ----------     ----------
Cash and due from banks at end of period        $17,636,809    $12,407,779
                                                 ==========     ==========

                          See accompanying notes.

                          COMMUNITY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
 Reconciliation of Net Income to Net Cash Provided by Operating Activities
                                                      Nine months ended
                                                        September 30,
                                                 -------------------------
                                                     1996           1995
                                                 ----------     ----------
Net income                                      $ 2,396,768    $ 1,960,489

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Decrease (increase) in mortgage loans
        held for sale                               763,423       (700,135)
      Premium on sale of mortgages                  247,356        263,884
      Depreciation and amortization                 631,316        550,391
      Provision for loan losses                           0         90,000
      (Decrease) increase in other liabilities     (237,747)       365,256
      Increase in taxes payable                     148,568        274,578
      (Decrease) in interest payable                (57,213)       (82,059)
      (Increase) decrease in other assets           (17,065)       (30,910)
      (Increase) decrease in interest receivable    (12,654)        29,783
                                                 ----------     ----------
         Total adjustments                        1,465,984        760,788
                                                 ----------     ----------
Net cash provided by operating activities       $ 3,862,752    $ 2,721,276
                                                 ==========     ==========

                          See accompanying notes.

                        COMMUNITY BANCORP, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1996
________________________________________________________________________

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



3. FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 122, "ACCOUNTING FOR MORTGAGE SERVICING RIGHTS"

    Beginning January 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122), which requires the capitalization of the cost of originating the rights to service mortgage loans for others. In addition, capitalized mortgage servicing rights are required to be assessed for impairment based on the fair value of those rights. The adoption of SFAS No. 122 resulted in the Company recording $28,767 in income associated with the origination of mortgage servicing rights during the nine months ended September 30, 1996.

                     PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
-------

    The Company recorded net income of $2,396,768 for the nine months ended September 30, 1996, representing an increase of $436,279 or 22.3% over $1,960,489 for the same period in 1995. Earnings per share of $.755 for the current period represented an increase of $.132 from $.623 for the nine months ended September 30, 1995.

    The Company recorded net income of $839,958 for the three months ended September 30, 1996, representing an increase of $122,683 or 17.1% over $717,275 for the corresponding period in 1995. Earnings per share of $.264 for the current period represented an increase of $.036 from $.228 for the same period in 1995.

    The improvement in net income resulted primarily from an increase in net interest income and noninterest income, and a decrease in the provision for possible loan losses and F.D.I.C. deposit insurance premiums.

    Deposits of $211,488,262 at September 30, 1996 increased by $4,448,397 or 2.1% from $207,039,865 at December 31, 1995. This increase occurred primarily in noninterest bearing deposit categories. Interest bearing deposits decreased by $930,094, primarily in the area of money market deposit accounts, partially offset by an increase in savings deposits. Noninterest bearing deposits increased by $5,378,491, primarily in the area of business demand deposit accounts.

    Loans of $130,994,629 at September 30, 1996 increased by $2,922,568 or 2.3% from $128,072,061 at December 31, 1995. This increase occurred primarily in the commercial, home equity and consumer loan portfolios. Noncurrent loans (nonaccrual loans and loans 90 days or more past due but still accruing) totalled $876,522 and $1,810,267 at September 30, 1996 and December 31, 1995, respectively. There were no accruing troubled debt restructurings at September 30, 1996 or December 31, 1995.

    Assets of $244,745,261 at September 30, 1996 represented a
$7,164,465 or 3.0% increase from $237,580,796 at December 31, 1995.

          Nine months ended September 30, 1996 as Compared To
              Nine months ended September 30, 1995
          ---------------------------------------------------

Net Interest Income
-------------------

    Interest income for the nine months ended September 30, 1996 was $13,227,520, representing an increase of $741,046 or 5.9% from $12,486,474 for the nine months ended September 30, 1995, primarily due to higher loan and securities balances in 1996. Interest expense was $4,748,376, representing an increase of $157,296 or 3.4% from $4,590,080 for the nine months ended September 30, 1995, primarily due to higher average interest bearing deposit balances, partially offset by lower deposit interest rates, in 1996. Net interest income for the nine months ended September 30, 1996 was $8,479,144, representing an increase of $582,750 or 7.4% from $7,896,394 for the nine months ended September 30, 1995.

Noninterest Income and Expense
------------------------------

    Noninterest income for the nine months ended September 30, 1996 was $1,779,539, representing an increase of $253,071 or 16.8% from $1,526,468 for the nine months ended September 30, 1995. This increase was primarily the result of increases in merchant credit card assessments, service charges, other charges, commissions and fees, and gains on sales of loans.

    Noninterest expense for the nine months ended September 30, 1996 of $6,320,800 was up $302,812 or 5.0% from $6,017,988 for the same period in 1995. This increase was primarily the result of increases in salaries and employee benefits, data processing, furniture and equipment and credit card processing, partially offset by reductions in occupancy and other expense, including F.D.I.C. deposit insurance premiums which totalled $191,972 for the nine months ended September 30, 1995 and $1,500 for the same period in 1996.

Provision for Loan Losses
-------------------------

    The provision for loan losses for the nine months ended September 30, 1996 was $0, representing a $90,000 or 100.0% decrease from $90,000 for the same period in 1995. This decrease was the result of management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes
------------

    Income tax expense of $1,541,115 for the nine months ended September 30, 1996 compared to $1,354,385 for the same period in 1995, the result of an increase in taxable income during the current period.

Net Income
----------

    Net income of $2,396,768 for the first nine months of 1996 represented an increase of $436,279 or 22.3% from $1,960,489 recorded for the first nine months of 1995. Earnings per share of $.755 for the current period represented an increase of $.132 from $.623 for the nine months ended September 30, 1995.


          Three Months ended September 30, 1996 as Compared To
             Three Months ended September 30, 1995
          ----------------------------------------------------

Net Interest Income
-------------------

    Interest income for the three months ended September 30, 1996 was $4,448,704, representing an increase of $108,128 or 2.5% from $4,340,576 for the three months ended September 30, 1995. The increase was primarily due to higher loan and securities balances in 1996. Interest expense was $1,577,104, representing a decrease of $58,582 or 3.6% from $1,635,686 for the three months ended September 30, 1995, primarily due to lower interest rates, partially offset by moderately higher average interest bearing deposit balances, in 1996. Net interest income for the three months ended September 30, 1996 was $2,871,600, representing an increase of $166,710 or 6.2% from $2,704,890 for the same period in 1995.

Noninterest Income and Expense
------------------------------

    Noninterest income for the three months ended September 30, 1996 was $591,747, representing an increase of $84,554 or 16.7% from $507,193 for the three months ended September 30, 1995. This increase was primarily the result of increases in merchant credit card assessments, service charges, other charges, commissions and fees, and gains on sales of loans.

    Noninterest expense for the three months ended September 30, 1996 of $2,080,276 was up $152,633 or 7.9% from $1,927,643 for the three months ended September 30, 1995. This increase was primarily the result of increases in salaries and employee benefits, data processing and credit card processing, partially offset by a reduction in other expense.

Provision for Loan Losses
-------------------------

    The provision for loan losses for the three months ended September 30, 1996 was $0, representing a $30,000 or 100.0% decrease from $30,000 for the three months ended September 30, 1995. This decrease was the result of management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes
------------

    Income tax expense of $543,113 for the three months ended September 30, 1996 compared to $537,165 for the three months ended September 30, 1995, the result of an increase in taxable income during the current period.

Net Income
----------

    Net income of $839,958 for the three months ended September 30, 1996 represented an increase of $122,683 or 17.1% over $717,275 for the three months ended September 30, 1995. Earnings per share of $.264 for the current period represented an increase of $.036 from $.228 for the three months ended September 30, 1995.

Allowance for Possible Loan Losses
----------------------------------

    The allowance for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio. Management's methodology in determining the adequacy of the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends and the volume, growth and composition of the loan portfolio. Each loan on the Company's internal Watch List is evaluated periodically to estimate potential losses. For loans with potential losses, the bank sets aside or "allocates" a portion of the ALLL against such potential losses. For the remainder of the portfolio, "unallocated" reserve amounts are determined based on judgements regarding the type of loan, economic conditions and trends, potential exposure to loss and other factors.
The allowance for possible loan losses is charged when management determines that the repayment of the principal on a loan is in doubt. Subsequent recoveries, if any, are credited to the allowance. At September 30, 1996, the balance in the allowance was $3,514,631, representing 222% of noncurrent loans, compared to $3,455,098 or 191% of noncurrent loans at December 31, 1995.

Securities
----------

    The Company's securities portfolio consists of obligations of the U.S. Treasury, U.S. government sponsored agencies, mortgage backed securities and obligations of municipalities in the Company's market area. Those assets are used in part to secure public deposits and as collateral for repurchase agreements.

    Total securities were $86,169,981 at September 30, 1996, representing an increase of $11,554,152 or 15.5% from $74,615,829 at December 31, 1995. At September 30, 1996, $30,494,372 in securities were classified as "available for sale". There were no sales of securities during the nine months ended September 30, 1996.

Liquidity and Capital Resources
-------------------------------

    The Company's primary sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities. Deposits are considered a relatively stable source of funds. At September 30, 1996, 1995 and 1994, deposits were $211.5, $202.4 and $185.0 million, respectively. Management anticipates that deposits will remain relatively stable or grow moderately during the remainder of 1996.

    As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

    On August 15, 1996, the Company implemented an Offer to Purchase up to 222,222 shares of its outstanding common stock at a price of $9.00 per share, as filed with the Commission on Schedule 13E-4. The Offer expired at 5:00 p.m. E.D.T., on September 13, 1996, with 257,665 shares tendered. As provided in the Offer, the Company increased the number of Shares sought in the Offer by approximately 1.1% of the outstanding shares and purchased all 257,665 shares tendered under the Offer. There was no proration of shares. As a result of the repurchase of shares, the Company's capital was reduced by $2,318,985.

    Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 3.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for banking organizations. At September 30, 1996, the Company's Tier 1 leverage capital ratio was 7.87%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00. At September 30, 1996 the Company's Tier 1 and total risk-based capital ratios were 13.73% and 15.00%, respectively. Both the Company and the Bank are categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.).

    On September 17, 1996, the Company's Board of Directors declared a third quarter 1996 cash dividend of $.064 per share of common stock to shareholders of record at September 1, 1996, payable on October 15, 1996.

Asset/Liability Management
--------------------------

    The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.


    It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's positive cumulative one year gap position at September 30, 1996, representing the excess of repricing assets versus repricing liabilities within a one year time frame, was 9.8% of total assets.

                      PART II - OTHER INFORMATION
                      ---------------------------

Item 5.  OTHER INFORMATION

     On August 15, 1996, the Company implemented an Offer to Purchase up to 222,222 shares of its outstanding common stock at a price of $9.00 per share, as filed with the Commission on Schedule 13E-4. The Offer expired at 5:00 p.m. E.D.T., on September 13, 1996, with 257,665 shares tendered. As provided in the Offer, the Company increased the number of Shares sought in the Offer by approximately 1.1% of the outstanding shares and purchased all 257,665 shares tendered under the Offer. There was no proration of shares. As a result of the repurchase of shares, the Company's capital was reduced by $2,318,985.

     On September 17, 1996, the Company's Board of Directors declared a third quarter 1996 cash dividend of $.064 per share of common stock to shareholders of record at September 1, 1996, payable on October 15, 1996.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)  The Company did not file a Form 8-K during the quarter ended
     September 30, 1996.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COMMUNITY BANCORP, INC.
                               -----------------------



Date:  October 30, 1996        By: /s/ James A. Langway
                                  --------------------------
                                  James A. Langway
                                  President & Chief Executive Officer
                                  Principal Executive Officer





Date:  October 30, 1996        By: /s/ Donald R. Hughes, Jr.
                                  --------------------------
                                  Donald R. Hughes, Jr.
                                  Treasurer and Clerk
                                  Principal Financial Officer and
                                    Principal Accounting Officer