Form 10-K405
period 1996-12-31
COMMUNITY BANCORP INC /MA/
filed 1997-03-24
CIK 742170

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-K


            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
              -------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 1997 was $16,316,307.


The total number of shares of common stock outstanding at March 20, 1997 was 2,935,012.



                  Documents Incorporated By Reference

Parts II, III and IV incorporate information by reference from the Annual Report to shareholders for the year ended December 31, 1996.

                                 PART I
                                 ------

ITEM 1.  BUSINESS

     Community Bancorp, Inc., a Massachusetts corporation ("Company"), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Holding Company has one subsidiary, Hudson National Bank, a national banking association ("Bank"). The Holding Company owns all the outstanding shares of the Bank. At present, the Holding Company conducts no activities independent of the Bank. In 1992, the Company formed Community Securities Corporation, a wholly owned subsidiary of the Bank. The activities of the subsidiary consist of buying, selling, dealing in or holding securities in its own behalf and not as a broker.

     The Bank is engaged in substantially all of the business operations customarily conducted by an independent commercial bank in Massachusetts. Banking services offered include acceptance of checking, savings and time deposits, and the making of commercial, real estate, installment and other loans. The Bank also offers official checks, traveler's checks, safe deposit boxes and other customary bank services to its customers. In 1994 the Bank introduced a telephone banking service allowing customers to perform account inquiries and other functions using a Touch Tone telephone. In 1995 the Bank introduced a PC-based office banking system for businesses that allows business customers to access their accounts and perform a number of functions directly through an office PC. In 1996 the Bank introduced a PC-based home banking system for consumers.

     The business of the Bank is not significantly affected by seasonal factors.

     In the last five years the Bank derived its operating income from the following sources:

                                        % of Operating Income
                                   --------------------------------
                                   1996   1995   1994   1993   1992
                                   ----   ----   ----   ----   ----
Interest and fees on loans          63     65     64     67     69
Interest and dividends on
  securities                        26     24     24     21     16
Charges, fees and other sources     11     11     12     12     15
                                   ---    ---    ---    ---    ---
                                   100%   100%   100%   100%   100%
                                   ===    ===    ===    ===    ===

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

     The banking business in the Bank's market area is highly competitive. The Bank competes actively with other banks, as well as with other financial institutions engaged in the business of accepting deposits or making loans, such as savings and loan associations, savings banks and finance companies. In the Bank's general market area there are approximately 2 national banks, 3 Massachusetts trust companies, 6 savings banks, 2 cooperative banks and 6 credit unions. Since several of the competing institutions are significantly larger than the Bank in assets and deposits, the Bank strongly emphasizes a personal approach to service in order to meet and surpass the vigorous competition.

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


Employees
---------

     The Company and the Bank employ 132 full-time and part-time officers and employees.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

     The following tables present the condensed average balance sheets and the components of net interest differential for the three years ended December 31, 1996, 1995 and 1994. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a taxable equivalent basis.

                                                  1996
                                   -----------------------------------
                                     Average       Interest     Yield/
ASSETS                               Balance       Inc./Exp.     Rate
                                   -----------    ----------    ------
Federal funds sold                $ 11,361,749   $   590,663     5.20%
Securities:
  Taxable                           78,493,267     4,619,558     5.89%
  Non-taxable (1)                    2,752,956       192,885     7.01%
Total loans and leases (1)(2)      129,443,069    12,495,000     9.65%
                                   -----------    ----------     ----
     Total earning assets          222,051,041    17,898,106     8.06%
                                                  ----------
Reserve for loan losses             (3,503,861)
Other non interest-
  bearing assets                    21,384,220
                                   -----------
Total average assets              $239,931,400
                                   ===========

LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest-bearing deposits:
  Savings, money market and NOW   $ 94,508,038   $ 2,258,835     2.39%
  Time deposits                     66,704,196     3,581,610     5.37%
Federal funds purchased and
  repurchase agreements             11,798,277       527,313     4.47%
                                   -----------    ----------     ----
    Total interest-bearing
       liabilities                $173,010,511   $ 6,367,758     3.68%
                                                  ----------
Non interest-bearing deposits       44,425,461
Other non interest-bearing
  liabilities                        1,977,905
Stockholders' equity                20,517,523
                                   -----------
Total average liabilities
  and stockholders' equity        $239,931,400
                                   ===========
Net interest income                              $11,530,348
                                                  ==========
Net yield on interest
  earning assets                                                 5.19%
                                                                 ====

(1) Interest income and yield are stated on a fully taxable-equivalent basis. The total amount of adjustment is $137,004. A federal tax rate of 34% was used in performing this calculation.

(2) The average balances of non-accruing loans and loans held for sale are included in the loan balance.


Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (Continued)

                                                  1995
                                   -----------------------------------
                                     Average       Interest     Yield/
ASSETS                               Balance       Inc./Exp.     Rate
                                   -----------    ----------    ------
Federal funds sold                $  7,115,616   $   406,977     5.72%
Securities:
  Taxable                           69,470,273     4,055,415     5.84%
  Non-taxable (1)                    1,879,882       146,427     7.79%
Total loans and leases (1)(2)      127,033,820    12,450,001     9.80%
                                   -----------    ----------     ----
     Total earning assets          205,499,591    17,058,820     8.30%
                                                  ----------     ----
Reserve for loan losses             (3,779,610)
Other non interest-
  bearing assets                    20,993,896
                                   -----------
Total average assets              $222,713,877
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
                                                                 ====


(1) Interest income and yield are stated on a fully taxable-equivalent basis. The total amount of adjustment is $141,196. A federal tax rate of 34% was used in performing this calculation.

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
                                   ===========

LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest-bearing deposits:
  Savings, money market and NOW   $ 88,782,185   $ 1,854,068     2.09%
  Time deposits                     53,789,007     2,288,637     4.25%
Federal funds purchased and
  repurchase agreements             11,971,422       379,483     3.17%
Short term debt                         41,968         3,370     8.03%
                                   -----------    ----------     ----
    Total interest-bearing
       liabilities                $154,584,582   $ 4,525,558     2.93%
                                                   ---------
Non interest-bearing deposits       37,001,536
Other non interest-bearing
  liabilities                        1,392,148
Stockholders' equity                16,520,466
                                   -----------
Total average liabilities
  and stockholders' equity        $209,498,732
                                   ===========
Net interest income                              $10,024,046
                                                  ----------
Net yield on interest
  earning assets                                                 5.22%
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

                                          1996 as compared to 1995
                                    -------------------------------------
                                            Due to a change in:
                                            -------------------
                                     Volume         Rate          Total
                                    ---------     ---------     ---------
Interest income from:
  Federal funds sold               $  220,687    $  (37,001)   $  183,686
  Securities:
    Taxable                           529,408        34,735       564,143
    Non-taxable                        61,121       (14,663)       46,458
  Loans & leases                      235,550      (190,551)       44,999
                                    ---------     ---------     ---------
Total                              $1,046,766    $ (207,480)   $  839,286
                                    ---------     ---------     ---------
Interest expense on:
  Interest-bearing deposits:
    Savings, money market and NOW  $  110,811    $ (269,549)   $ (158,738)
    Time deposits                     263,631             0       263,631
  Federal funds purchased and
    repurchase agreements              15,911       (37,796)      (21,885)
  Short term debt                           0             0             0
                                    ---------     ---------     ---------
Total                              $  390,353    $ (307,345)   $   83,008
                                    ---------     ---------     ---------
Net interest income                $  656,413    $   99,865    $  756,278
                                    =========     =========     =========

                                          1995 as compared to 1994
                                    -------------------------------------
                                            Due to a change in:
                                            -------------------
                                     Volume         Rate          Total
                                    ---------     ---------     ---------
Interest income from:
  Federal funds sold               $  319,513    $   25,822    $  345,335
  Securities:
    Taxable                            (3,382)      187,686       184,304
    Non-taxable                        62,913        (9,008)       53,905
  Loans & leases                      689,490     1,236,182     1,925,672
                                    ---------     ---------     ---------
Total                              $1,068,533    $1,440,683    $2,509,216
                                    ---------     ---------     ---------
Interest expense on:
  Interest-bearing deposits:
    Savings, money market and NOW  $   30,812    $  532,693    $  563,505
    Time deposits                     426,905       602,437     1,029,342
  Federal funds purchased and
    repurchase agreements             (25,419)      195,134       169,715
  Short term debt                      (3,370)            0        (3,370)
                                    ---------     ---------     ---------
Total                              $  428,928    $1,330,264    $1,759,192
                                    ---------     ---------     ---------
Net interest income                $  639,605    $  110,419    $  750,024
                                    =========     =========     =========


Note: The change due to the volume/rate variance has been allocated to volume.


Securities Portfolio
--------------------

     The following table indicates the carrying value of the Company's consolidated securities portfolio at December 31, 1996, 1995 and 1994.


(in $000)                                 1996        1995        1994
---------                                ------      ------      ------
U.S. Government obligations             $16,002     $17,160     $12,881
U.S. Government agencies and corp.       67,043      54,627      56,990
Obligations of states and political
  subdivisions                            4,141       1,941       1,569
Other securities                            888         888       1,125
                                         ------      ------      ------
              Total                     $88,074     $74,616     $72,565
                                         ======      ======      ======

     The following table shows the maturities, carrying value and weighted average yields of the Company's consolidated securities portfolio at December 31, 1996. The yields are calculated by dividing the annual interest, net of amortization of premiums and accretion of discounts, by the amortized cost of the securities at the dates indicated. The yields on state and municipal securities are presented on a taxable equivalent basis.

                                    After one      After five
    Maturing:          Within       but within     but within        After
    --------           one year      five years     ten years       ten years
                    ------------   ------------   ------------   ------------
   (in $000)        Amount Yield   Amount Yield   Amount Yield   Amount Yield
                    ------ -----   ------ -----   ------ -----   ------ -----
U.S. Govt. obli-
 gations held to
 maturity           $2,003  5.11%  $4,037  5.57%  $    0     0%  $   0      0%

U.S. Govt. obli-
 gations avail-
 able for sale       3,004  5.76%   6,958  6.16%       0     0%      0      0%

U.S. Govt. agencies
 & corps. held to
 maturity            3,038  5.12%   8,981  6.07%       0     0%      0      0%

U.S. Govt. agencies
 & corps. available
 for sale            1,005  5.09%   3,957  5.45%       0     0%      0      0%

State and political
 subdivisions
 held to maturity      730  6.92%     955  7.41%       0     0%   2,456  7.65%

Mortgage-backed
 securities avail-
 able for sale       1,094  5.34%   4,828  5.85%   2,262  6.61%   5,250  7.09%

Mortgage-backed
 securities held to
 maturity            1,170  5.74%  30,280  6.39%   5,179  6.79%       0     0%

Other securities         0     0%       0     0%       0     0%     888  6.06%


    Current estimated prepayment speed assumptions were used in estimating the maturities of mortgage-backed securities in the above table. At December 31, 1996, the Company did not own securities of any issuer where the aggregate book value of such securities exceeded ten percent of the Company's stockholders' equity.

Loan Portfolio
--------------

     The following table summarizes the distribution of the Bank's loan portfolio as of December 31 for each of the years indicated:


(in $000)                       1996     1995     1994     1993     1992
---------                      ------   ------   ------   ------   ------
Commercial and industrial    $ 17,227 $ 13,784 $ 13,685 $ 11,108 $ 10,218
Real estate - commercial       45,106   44,983   50,195   45,488   45,882
Real estate - residential      49,790   50,979   44,246   43,167   46,370
Real estate - construction      4,833    3,903    3,330    4,568    3,168
Mortgage loans held for sale    1,222    1,057      559   14,172   11,273
Loans to individuals           13,221   13,178   10,850   10,311    9,223
Other                             171      188      173      514      113
                              -------  -------  -------  -------  -------
              Total loans    $131,570 $128,072 $123,038 $129,346 $126,247
                              =======  =======  =======  =======  =======

     Loan maturities for commercial and real estate (construction) loans at December 31, 1996 were as follows: $9,108,301 due in one year or less; $9,154,007 due after one year through five years; $3,797,692 due after five years. Of the Bank's commercial and real estate (construction) loans due after one year, $8,518,726 have floating or adjustable rates and $4,432,973 have fixed rates.

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


(in $000)                       1996     1995     1994     1993     1992
---------                      -----    -----    -----    -----    -----
Nonaccrual loans              $  897   $1,650   $  909   $1,681   $2,028
Accruing loans past due 90
 days or more                    370      160       66      346      232
Restructured loans                 0        0    1,155    1,357    1,735
                               -----    -----    -----    -----    -----
              Total           $1,267   $1,810   $2,130   $3,384   $3,995
                               =====    =====    =====    =====    =====

     The entire "restructured loans" balance at December 31, 1994 in the above table was comprised of a single loan. That loan was placed on nonaccrual status in September of 1995 and transferred to "Other Real Estate Owned" in August of 1996.

     For the period ended December 31, 1996, the reduction of interest income associated with nonaccrual and restructured loans was $177,618. The interest on these loans that was included in interest income for 1996 was $42,238

Potential Problem Loans
-----------------------

     As of December 31, 1996, other than the above, there were no loans where management had serious doubts as to the ability of the borrowers to comply with the present loan repayment terms.

Concentrations of Credit
------------------------

     As of December 31, 1996, except as disclosed in the above table, there were no concentrations of loans exceeding 10% of total loans.

Summary of Loan Loss Experience
-------------------------------

     The following table summarizes historical data with respect to loans outstanding, loan losses and recoveries, and the allowance for possible loan losses at December 31 for each of the years indicated:


(in $000)                         1996     1995     1994     1993     1992
---------                       -------  -------  -------  -------  -------
Average outstanding loans (1)  $129,443 $127,034 $120,018 $122,411 $124,741
                                =======  =======  =======  =======  =======

Allowance for possible loan losses


(in $000)                         1996     1995     1994     1993     1992
---------                        ------   ------   ------   ------   ------
Balance at beginning of period  $ 3,455  $ 3,703  $ 3,910  $ 4,178  $ 3,968

Charge-offs:
  Commercial and industrial         (39)     (31)    (506)    (305)    (318)
  Real estate - residential         (53)     (70)    (221)    (169)    (390)
  Real estate - commercial            0     (415)       0     (455)    (505)
  Real estate - construction          0        0        0        0        0
  Loans to individuals             (138)    (113)    (112)     (87)    (217)
                                  -----    -----    -----    -----    -----
    Total charge-offs              (230)    (629)    (839)  (1,016)  (1,430)

Recoveries:
  Commercial and industrial         147      105      174       60       54
  Real estate - residential           1      100      128       11       11
  Real estate - commercial           79       18        3       44       32
  Real estate - construction          0        0        0        0        0
  Loans to individuals               30       38       27       33      118
                                  -----    -----    -----    -----    -----
    Total recoveries                257      261      332      148      215
                                  -----    -----    -----    -----    -----
Net (charge-off) recovery            27     (368)    (507)    (868)  (1,215)

Provision for possible
  loan losses                         0      120      300      600    1,425
                                  -----    -----    -----    -----    -----
Balance at end of period        $ 3,482  $ 3,455  $ 3,703  $ 3,910  $ 4,178
                                  =====    =====    =====    =====    =====
Ratio of net charge-offs to
  average loans                  (0.00)%   0.29%    0.42%    0.71%    0.97%
                                  ====     ====     ====     ====     ====

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

-------------------------------------------

     The following table reflects the allocation of the allowance for loan losses and the percent of loans in each category to total outstanding loans as of December 31 for each of the years indicated:

                        1996                 1995                 1994
               -------------------  -------------------  ------------------
                       Percent of           Percent of           Percent of
                       loans in             loans in             loans in
                       category to          category to          category
(in $000)      Amount  total loans  Amount  total loans  Amount  total loans
---------      ------  -----------  ------  -----------  ------  -----------
Commercial &
  industrial  $  195      13.1%    $  165      10.9%    $  165      11.2%

Real estate -
  commercial     767      34.2%       746      35.1%     1,440      40.9%

Real estate -
  residential    166      38.8%       174      40.7%       222      36.1%

Real estate -
  construction    82       3.7%        96       3.0%        45       2.8%

Loans to
  individuals    126      10.2%       100      10.3%        87       9.0%

Unallocated    2,146       N/A      2,174       N/A      1,744       N/A
               -----     -----      -----     -----      -----     -----
     Total    $3,482     100.0%    $3,455     100.0%    $3,703     100.0%
               =====     =====      =====     =====      =====     =====



                        1993                 1992
               -------------------  -------------------
                       Percent of           Percent of
                       loans in             loans in
                       category to          category to
(in $000)      Amount  total loans  Amount  total loans
---------      ------  -----------  ------  -----------
Commercial &
  industrial  $  157       8.6%    $  360       8.1%

Real estate -
  commercial   1,986      35.2%     1,615      36.7%

Real estate -
  residential    217      44.6%       210      45.3%

Real estate -
  construction    32       3.6%        87       2.5%

Loans to
  individuals    126       8.0%       207       7.4%

Unallocated    1,392       N/A      1,699       N/A
               -----     -----      -----     -----
     Total    $3,910     100.0%    $4,178     100.0%
               =====     =====      =====     =====

     The allocation of the allowance for possible loan losses to the categories of loans shown above includes both specific potential loss estimates for individual loans and general allocations deemed to be reasonable to provide for additional potential losses within the categories of loans set forth.

Deposits
--------

     The following table shows the average deposits and average interest rate paid for each of the last three years:

                        1996               1995               1994
                  ----------------   ----------------   ----------------
                  Average  Average   Average  Average   Average  Average
(in $000)         Balance   Rate     Balance   Rate     Balance   Rate
---------         -------  -------   -------  -------   -------  -------
Demand deposits  $ 44,426   0.00%   $ 39,366   0.00%   $ 37,001   0.00%

NOW deposits       22,544   1.29%     21,621   1.78%     21,025   1.95%

Money market
 deposits          27,924   2.75%     26,812   2.91%     27,047   2.34%

Savings deposits   44,040   2.73%     41,417   3.02%     40,711   2.58%

Time deposits      66,704   5.37%     61,842   5.37%     53,789   3.81%
                  -------   ----     -------   ----     -------   ----
          Total  $205,638   2.84%   $191,058   3.00%   $179,573   2.31%
                  =======   ====     =======   ====     =======   ====

     As of December 31, 1996, the Bank had certificates of deposit in amounts of $100,000 or more aggregating $19.1 million. These certificates of deposit mature as follows:


     Maturity                               Amount (in $000)
     --------                               ----------------
3 months or less                                $11,430
Over 3 months through 6 months                    2,544
Over 6 months through 12 months                   4,356
Over 12 months                                      814
                                                 ------
          Total                                 $19,144
                                                 ======

Return on Equity and Assets
---------------------------

     The following table summarizes various financial ratios of the Company for each of the last three years:

                                          Years ended December 31,
                                       -----------------------------
                                        1996        1995        1994
                                        ----        ----        ----
Return on average total
  assets (net income divided
  by average total assets)              1.31%       1.19%       1.00%

Return on average
  stockholders' equity
  (net income divided by
  average stockholders'
  equity)                              15.36%      14.41%      12.74%

Dividend payout ratio
  (total declared dividends
  per share divided by net
  income per share)                    24.99%      27.86%      31.91%


Equity to assets (average
  stockholders' equity as
  a percentage of average
  total assets)                         8.55%       8.24%       7.89%


Short-Term Borrowings
---------------------

     The Bank engages in certain borrowing agreements throughout the year. These are in the ordinary course of the Bank's business. Such short-term borrowings consisted of securities sold under repurchase agreements, which are short-term borrowings from customers, and federal funds purchased. The following table summarizes such short-term borrowings at December 31 for each of the years indicated:

                          Weighted   Max.                        Weighted
                          average    amount                      average
                          interest   out-           Average      interest
Year         Balance,     rate at    standing       amount       rate
ended        end of       end of     at any         out-         during
12/31/96     period       period     month-end      standing     period
--------------------------------------------------------------------------
Federal
Funds
Purchased   $         0        0%   $         0     $     2,732    6.40%

Repurchase
Agreements   11,454,687     4.45%    14,435,268      11,795,545    4.39%


                          Weighted   Max.                        Weighted
                          average    amount                      average
                          interest   out-           Average      interest
Year         Balance,     rate at    standing       amount       rate
ended        end of       end of     at any         out-         during
12/31/95     period       period     month-end      standing     period
-------------------------------------------------------------------------
Federal
Funds
Purchased   $ 1,000,000     6.40%   $ 6,200,000     $ 1,536,438    6.12%

Repurchase
Agreements    8,289,963     4.38%    14,374,499       9,916,887    4.56%



                          Weighted   Max.                        Weighted
                          average    amount                      average
                          interest   out-           Average      interest
Year         Balance,     rate at    standing       amount       rate
ended        end of       end of     at any         out-         during
12/31/94     period       period     month-end      standing     period
-------------------------------------------------------------------------
Federal
Funds
Purchased   $10,900,000     6.65%   $10,900,000     $ 1,446,000    4.64%

Repurchase
Agreements    4,040,801     3.67%    15,752,377      10,526,000    2.95%


ITEM 2.   PROPERTIES

     The Bank's Main Office (approximately 32,000 square feet) at 17 Pope Street, Hudson, Massachusetts, the Consumer Loan Center (2,623 square feet) at 12 Pope Street, Hudson, Massachusetts, the Hudson South Office (1,040 square feet) at 177 Broad Street, Hudson, Massachusetts and the Marlboro Center Office (1,800 square feet) at 96 Bolton Street, Marlboro, Massachusetts, are owned by the Bank.

     The Bank's Stow Office (1,228 square feet) at 159 Great Road, Stow, Massachusetts, the Concord office (1,200 square feet) at 1134 Main Street, Concord, Massachusetts, the Acton office (2,100 sqare feet) at 274 Great Road, Acton, Massachusetts, the Marlboro office (1,110 square feet) at 500 Boston Post Road, Marlboro, Massachusetts and the Boxboro office (679 square feet) at 629 Mass Avenue, Boxboro, Massachusetts, are leased by the Bank from third parties.

     All properties occupied by the Bank are in good condition, and are adequate at present and for the foreseeable future for the purposes for which they are being used. In the opinion of management, the properties are adequately insured.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

                                PART II
                                -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common stock.

     The record number of holders of the Company's common stock was approximately 434 as of March 20, 1997.

     The Company customarily declares quarterly cash dividends on its outstanding common stock. The following table sets forth the cash dividends per share declared for the years 1996 and 1995:

                                    1996               1995
                                   ------             ------
         First quarter            $  .061            $  .057
         Second quarter              .062               .058
         Third quarter               .064               .059
         Fourth quarter              .066               .060
                                   ------             ------
                 Total            $  .253            $  .234
                                   ======             ======

     For a discussion of restrictions on the ability of the Bank to pay dividends to the Company, see footnote 12 on page 20 of the Annual Report to Shareholders for the year ended December 31, 1996, which is hereby incorporated by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     A five year summary of selected consolidated financial data for the Company is presented on page 1 of the Annual Report to Shareholders for the year ended December 31, 1996 and is hereby incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations is contained on pages 25 through 29 of the Annual Report to Shareholders for the year ended December 31, 1996 and is hereby incorporated by reference.

     For a discussion of restrictions on the ability of the Bank to pay dividends to the Company, see footnote 12 on page 20 of the Annual Report to shareholders for the year ended December 31, 1996, which is hereby incorporated by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements are included on page 1 and pages 9 through 23 of the Annual Report to shareholders for the year ended December 31, 1996 and are hereby incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in the Company's independent public accountants or disagreements with the Company's accountants on accounting or financial disclosure during the 24 months ended December 31, 1996 or in any period subsequent to the most recent financial statements.

                                PART III
                                --------

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


                                                    Business Experience
                                        Term of         During Past
   Name          Age    Position        Office           Five Years
   -----         ---    --------        -------     -------------------
Richard K.        44    Senior Vice               Senior Vice President,
  Bennett               President                 Vice President,
                        of Bank                   Hudson National Bank

Grace L. Blunt    42    Senior Vice               Senior Vice President,
                        President                 Vice President,
                        of Bank                   Hudson National Bank

Alfred A.         79    Director of       1997    Retired
  Cardoza (1)           Company and
                        Bank

Argeo R.          73    Director of       1997    Retired; formerly
  Cellucci (1)          Company and               President and Treasurer,
                        Bank                      Washington Street Motors,
                                                  Inc.; President, Cellucci
                                                  Hudson Corp.

Antonio           57    Director of       1997    President and Treasurer,
  Frias (1)             Company and               S & F Concrete
                        Bank                      Contractors, Inc.;
                                                  Secretary/Clerk, Frias
                                                  Bros. Service Station

John P. Galvani   40    Senior Vice               Senior Vice President,
                        President                 Vice President,
                        of Bank                   Hudson National Bank

I. George Gould   80    Director of       1999    Chairman, Gould's, Inc.
                        Company and
                        Bank

Horst Huehmer     69    Director of       1998    Retired; formerly
                        Company and               Manager, Hudson Light
                        Bank                      and Power Department


Donald R.         47    Treasurer and     1998    Executive Vice
  Hughes, Jr.           Clerk of                  President, Hudson
                        Company; Exec.            National Bank;
                        Vice President            Treasurer and Clerk,
                        of Bank; Director         Community Bancorp, Inc.
                        of Company and
                        Bank

James A. Langway  57    President &       1999    President and CEO,
                        CEO of Company            Hudson National Bank
                        and Bank;                 and Community
                        Director of               Bancorp, Inc.
                        Company and
                        Bank

Robert E. Leist   43    Senior Vice               Senior Vice President,
                        President                 Vice President,
                        of Bank                   Hudson National Bank

Janet A. Lyman    50    Senior Vice               Senior Vice President,
                        President                 Vice President,
                        of Bank                   Hudson National Bank

Dennis F.         59    Chairman of       1997    President and
  Murphy, Jr. (1)       the Board,                Treasurer, D. F.
                        Company and               Murphy Insurance
                        Bank                      Agency, Inc.;
                                                  Treasurer, Village
                                                  Real Estate

David L.          68    Director of       1999    Chairman of the Board,
  Parker (2)            Company and               Larkin Lumber Co.
                        Bank

Mark Poplin       73    Director of       1998    President and
                        Company and               Treasurer, Poplin
                        Bank                      Supply Co.;
                                                  Secretary, Poplin
                                                  Furniture Co.

David W.          55    Director of       1998    President & Treasurer,
  Webster (2)           Company and               A. T. Knight Fuel Co.,
                        Bank                      Inc.


(1) Messrs. Cardoza, Cellucci, Frias and Murphy have been nominated for election at the 1997 Annual Meeting to serve until 2000.

(2)  Mr. Webster's wife and Mr. Parker are cousins.

     No Director holds a directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.


ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth all plan and non-plan compensation awarded to, earned by or paid to the CEO and other executive officers whose aggregate compensation exceeded $100,000 by the Company and the Bank for 1996, 1995 and 1994.

                       Summary Compensation Table
                       --------------------------

                                         Annual Compensation
                                         -------------------
       (a)                   (b)       (c)         (d)          (i)  (1)
Name and                                                      All Other
Principal Position          Year      Salary      Bonus     Compensation
------------------          ----      ------      -----     ------------
James A. Langway            1996     $194,806    $68,451       $ 8,838
President and CEO           1995      186,261     55,000         2,982
of the Company and          1994      177,392     44,348         2,924
the Bank

Donald R. Hughes, Jr.       1996      111,197     27,244         7,825
Treasurer and Clerk of      1995      105,902     26,740         2,062
Company; Executive Vice     1994      100,859     20,172         1,936
President of the Bank


Notes:

   1. The Company maintains an Employee Stock Ownership Plan (ESOP) for employees age 21 or older who are participants in the Company's Retirement Plan and who meet other requirements. The Company also maintains a 401(k) Savings Plan (401(k) Plan) for employees age 21 or over and who meet other requirements. Messrs. Langway and Hughes are participants in the Company's ESOP and 401(k) Plans.
      Of the $8,838 reported above for 1996 in column (i) for James A. Langway, $3,416 represents Company ESOP contributions, $4,750 represents Company 401(k) Plan contributions and $672 represents group life insurance premiums paid by the Company. Of the $7,825 reported above for 1996 in column (i) for Donald R. Hughes, Jr., $3,199 represents Company ESOP contributions, $4,153 represents Company 401(k) Plan contributions and $473 represents group life insurance premiums paid by the Company.


Compensation of Directors
-------------------------

     The Bank paid its Directors an annual fee of $8,805 in 1996. The Chairman of the Board was paid $14,674 in 1996. Director fees are paid on a monthly basis. The Company pays no compensation to its Directors for their services as Directors.

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

     The Company has entered into an Executive Supplemental Income Agreement with James A. Langway, President and Chief Executive Officer of the Company, which commenced July 12, 1988 and which specifies benefits payable to Mr. Langway for a ten (10) year period following the date on which he ceases to be employed by the Company. The Agreement provides that the Company will pay Mr. Langway $40,774 each year, increased by increases in the Consumer Price Index, for a ten (10) year period following the date he ceases to be employed by the Company for any cause whatsoever after attaining age 55. The Agreement was amended on January 26, 1990, increasing the annual base retirement benefit to be paid to Mr. Langway from $40,774 to $60,774 each year, increased by increases in the Consumer Price Index in the same manner as the original Agreement. Mr. Langway attained age 55 during 1994. The Company records annual expense in anticipation of future payments expected to be made under this Agreement. The annual expense amount recorded is determined by an independent actuary based on Mr. Langway's life expectency at the time he begins receiving payments. During 1996, the Company recorded $20,799 in such expense.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and related notes set forth information regarding stock owned by each of the Directors of the Company and Bank and by all officers and Directors of the Company and Bank as a group at March 20, 1997.

                                        Amount and Nature of
                                        Beneficial Ownership
Title                                   (Number of shares) (1)        Percent
  of        Name of           -------------------------------------     of
Class   Beneficial Owner      Sole (2)    Shared (3)          Total    Class
-----   ----------------      --------    ----------          -----    -------
Common  Alfred A. Cardoza       12,600        9,886           22,486     0.8%
Stock
($2.50  Argeo R. Cellucci        6,728            0            6,728     0.2%
 par)
        Antonio Frias           19,858            0           19,858     0.7%

        I. George Gould         17,564      109,904 (4)      127,468     4.3%

        Horst Huehmer           18,532        4,100           22,632     0.8%

        Donald R. Hughes, Jr.    2,000      103,261 (4,5)    105,261     3.6%

        James A. Langway        90,902       92,739 (4,6,7)  183,641     6.3%

        Dennis F. Murphy, Jr.  193,724      252,548          446,272    15.2%

        David L. Parker         22,514       21,784 (8)       44,298     1.5%

        Mark Poplin             45,428      107,336          152,764     5.2%

        David W. Webster           750       76,741 (7)       77,491     2.6%

        All directors and
        officers of the
        Company and Bank
        as a group
        (20 persons)           431,928      690,161 (4,9)  1,122,089    38.2%


(1) Based upon information provided to the Company by the indicated persons. Certain directors may disclaim beneficial ownership of certain of the shares listed beside their names.

(2)  Indicates sole voting and investment power.

(3)  Indicates shared voting and investment power.

(4) Includes 65,822 shares held by the Company's ESOP for which Messrs. Gould, Hughes and Langway are co-trustees.

(5) Includes 7,439 shares held by the Company's 401(k) plan for which Mr. Hughes has voting power in certain circumstances.

(6) Includes 13,428 shares held by the Company's 401(k) plan for which Mr. Langway has voting power in certain circumstances.


(7) Includes 13,314 shares held in the name of Katherine A. Knight, for whose estate Mr. Langway and Mr. Webster's wife are co-executors.

(8) Includes 2,000 shares held by the Unitarian Church of Marlboro and Hudson, MA, for which Mr. Parker is a trustee, and 13,584 shares held in the name of Arline Parker, for whom Mr. Parker has power of attorney.

(9) Includes 56,215 shares held by the Company's 401(k) plan for which Grace L. Blunt, Senior Vice President, and Robert E. Leist, Senior Vice President, are co-trustees.


     The following persons own beneficially more than five percent of the outstanding stock of the Company as of March 20, 1997:


                                             Amount and
    Title        Name and Address            Nature of         Percent
      of           of Beneficial             Beneficial          of
    Class             Owner                  Ownership          Class
    -----        ----------------            ----------        -------
Common Stock    Dennis F. Murphy, Jr.      446,272 shares        15.2%
($2.50 par)     44 Wilder Road
                Bolton, MA  01740

                James A. Langway           183,641 shares (1)     6.3%
                1143 Grove Street
                Framingham, MA  01701

                Mark Poplin                152,764 shares         5.2%
                108 Barretts Mill Road
                Concord, MA  01742


(1) Includes 65,822 shares held by the Company's ESOP for which Mr. Langway is a trustee, 13,428 shares held by the Company's 401(k) plan for which Mr. Langway has voting power in certain circumstances, and 13,314 shares held in the name of Katherine A. Knight, for whose estate Mr. Langway is a co-executor.


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

                                PART IV


ITEM 14.  EXHIBITS AND FINANCIAL STATEMENTS

(a)  1. & 2. Index to Consolidated Financial Statement Schedules
             ---------------------------------------------------

     The following consolidated financial statements, which are included in the Annual Report to Shareholders of Community Bancorp, Inc. for the year ended December 31, 1996, are hereby incorporated by reference:

                                                   Annual Report to
                                                     Shareholders
          Description                               page reference
          -----------                              ----------------
Consolidated balance sheets at
  December 31, 1996 and 1995                               9

Consolidated statements of income for
  the years ended December 31, 1996,
  1995 and 1994                                           10

Consolidated statements of stockholders'
  equity for the years ended December 31, 1996,
  1995 and 1994                                           11

Consolidated statements of cash flows
  for the years ended December 31, 1996,
  1995 and 1994                                         12 - 13

Notes to consolidated financial statements              14 - 23


     With the exception of the aforementioned information, and information incorporated by reference in Items 5, 6, 7, and 8, the Annual Report to Shareholders for the year ended December 31, 1996 is not deemed to be filed as part of this Form 10-K. Certain schedules required by Regulation S-X have been omitted as the items are either not applicable or are presented in the notes to the financial statements contained in the Annual Report to Shareholders for the year ended December 31, 1996.


     3.  Exhibits

         See accompanying Exhibit Index.


(b)  The Company did not file a Form 8-K during the quarter ended
     December 31, 1996.


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

13.     1996 Annual Report to shareholders

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

                                      COMMUNITY BANCORP, INC.


Date:  March 14, 1997                By: /s/ Donald R. Hughes, Jr.
                                         --------------------------
                                         Donald R. Hughes, Jr.
                                         Treasurer and Clerk

--------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                         Name and Capacity
    ----                         -----------------

March 14, 1997               /s/ James A. Langway
                             ---------------------------------
                             James A. Langway, President & CEO
                             Principal Executive Officer

March 14, 1997               /s/ Donald R. Hughes, Jr.
                             ---------------------------------
                             Donald R. Hughes, Jr., Treasurer &
                             Clerk, Principal Financial Officer
                             and Principal Accounting Officer

March 14, 1997               /s/ James A. Langway
                             ---------------------------------
                             James A. Langway, Director

March 14, 1997               /s/ Donald R. Hughes, Jr.
                             ---------------------------------
                             Donald R. Hughes, Jr., Director

March 17, 1997               /s/ David W. Webster
                             ---------------------------------
                             David W. Webster - Director

March 17, 1997               /s/ Mark Poplin
                             ---------------------------------
                             Mark Poplin - Director

March 17, 1997               /s/ Argeo R. Cellucci
                             ---------------------------------
                             Argeo R. Cellucci - Director

March 18, 1997               /s/ I. George Gould
                             ---------------------------------
                             I. George Gould - Director

                        SUPPLEMENTAL INFORMATION
                        ------------------------

     Copies of the Notice of Annual Meeting of Shareholders, Proxy Statement and Proxy For Annual Meeting of Shareholders for the Registrant's 1997 annual meeting of shareholders, to be held on April 8, 1997, are being submitted separately as an EDGAR Submission Type DEF 14A. Such material is not deemed to be filed with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act.