Form 10-Q
period 1997-03-31
COMMUNITY BANCORP INC /MA/
filed 1997-05-02
CIK 742170

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTER ENDED MARCH 31, 1997




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





                              Common Stock
                            $2.50 par value
                      2,935,012 shares outstanding
                          as of April 30, 1997

                      PART I - FINANCIAL INFORMATION

                          COMMUNITY BANCORP, INC.
Item 1.                 CONSOLIDATED BALANCE SHEETS
                                                 March 31,     December 31,
                                                   1997            1996
                                              ------------    ------------
ASSETS
Cash and due from banks                       $ 15,566,463    $ 14,391,567
Federal funds sold                               4,500,000      11,300,000
Securities available for sale, at market        34,763,157      29,245,007
Securities held to maturity (market value
  $58,979,231 at 3/31/97 and $58,312,349
  at 12/31/96)                                  59,456,344      58,828,881

Loans                                          131,688,235     131,570,430
Less allowance for possible loan losses          3,472,681       3,481,705
                                               -----------     -----------
       Total net loans                         128,215,554     128,088,725

Premises and equipment, net                      4,896,488       4,848,202
Other assets, net                                3,688,920       3,300,076
                                               -----------     -----------
                Total assets                  $251,086,926    $250,002,458
                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                        $ 48,317,521    $ 51,358,151
   Interest bearing                            167,361,264     165,823,718
                                               -----------     -----------
       Total deposits                          215,678,785     217,181,869

 Securities sold under repurchase agreements    13,072,833      11,454,687
 Other liabilities                               1,945,099       1,524,768
                                               -----------     -----------
            Total liabilities                  230,696,717     230,161,324

Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 4,000,000
   shares authorized, 3,199,218 shares issued,
   2,935,012 shares outstanding                  7,998,045       7,998,045
 Surplus                                           374,580         374,580
 Undivided profits                              14,403,193      13,826,958
 Treasury stock, 264,206 shares                 (2,348,419)     (2,348,419)
 Unrealized losses on securities available
   for sale, net                                   (37,190)        (10,030)
                                               -----------     -----------
            Total stockholders' equity          20,390,209      19,841,134
                                               -----------     -----------
                Total liabilities and
                    stockholders' equity      $251,086,926    $250,002,458
                                               ===========     ===========

                          See accompanying notes.

                          COMMUNITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                                Three months ended
                                                     March 31,
                                            --------------------------
                                                1997            1996
                                            ----------      ----------
Interest income:
  Interest and fees on loans                $3,095,446      $3,101,014
  Interest and dividends on securities:
    Taxable interest                         1,299,399       1,044,609
    Nontaxable interest                         62,999          21,570
    Dividends                                   15,077          12,989
  Interest on federal funds sold                86,512         179,516
                                             ---------       ---------
    Total interest income                    4,559,433       4,359,698
                                             ---------       ---------
Interest expense:
  Interest on deposits                       1,473,902       1,500,433
  Interest on short term borrowings            165,332         116,958
                                             ---------       ---------
    Total interest expense                   1,639,234       1,617,391
                                             ---------       ---------

Net interest income                          2,920,199       2,742,307
                                             ---------       ---------
Provision for possible loan losses                   0               0
                                             ---------       ---------
Net interest income after provision
  for possible loan losses                   2,920,199       2,742,307
                                             ---------       ---------
Noninterest income:
  Merchant credit card assessments             248,786         206,366
  Service charges                              154,029         150,952
  Other charges, commissions and fees          192,499         205,757
  Gains on sales of loans, net                   2,585          15,503
  Losses on sales of securities                (12,876)              0
  Other                                         33,557          34,719
                                             ---------       ---------
    Total noninterest income                   618,580         613,297
                                             ---------       ---------
Noninterest expense:
  Salaries and employee benefits             1,189,385       1,106,656
  Data processing                              143,779         140,299
  Occupancy, net                               132,748         157,228
  Furniture and equipment                      100,371          91,389
  Credit card processing                       200,558         159,202
  Other                                        515,630         460,039
                                             ---------       ---------
    Total noninterest expense                2,282,471       2,114,813
                                             ---------       ---------

Income before income taxes                   1,256,308       1,240,791
Income taxes                                   480,493         479,967
                                             ---------       ---------
Net income                                  $  775,815      $  760,824
                                             =========       =========

Earnings per share                          $     .264      $     .241

Dividends per share                         $     .068      $     .061

Weighted average number of shares            2,935,012       3,158,946

                          See accompanying notes.

                          COMMUNITY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Three months ended
                                                          March 31,
                                               ---------------------------
                                                    1997           1996
                                               ------------   ------------
Cash flows from operating activities:
  Interest received                            $  4,433,932   $  4,352,168
  Fees and commissions received                     489,461        564,786
  Proceeds from secondary market
    mortgage sales                                1,812,922      5,031,532
  Origination of mortgage loans for
    secondary market sales                       (1,678,195)    (5,106,130)
  Interest paid                                  (1,694,698)    (1,683,058)
  Cash paid to suppliers & employees             (1,926,262)    (2,020,105)
  Income taxes paid                                (239,090)       (81,400)
                                                 ----------     ----------
      Net cash provided by operating activities   1,198,070      1,057,793
                                                 ----------     ----------
Cash flows from investing activities:
  Purchases of securities held to maturity       (2,913,032)    (4,224,752)
  Proceeds from maturities of securities
    held to maturity                              2,204,368      5,006,869
  Purchases of securities available for sale     (9,079,375)    (8,153,017)
  Proceeds from maturities of securities
    available for sale                            1,590,025      2,377,623
  Proceeds from sales of securities available
    for sale                                      2,004,596              0
  Net change in federal funds sold                6,800,000      9,000,000
  Net change in loans                              (305,683)    (1,297,015)
  Acquisition of property, plant and equipment     (245,425)       (68,450)
                                                 ----------     ----------
      Net cash provided by investing activities      55,474      2,641,258
                                                 ----------     ----------
Cash flows from financing activities:
  Net change in deposits                         (1,503,084)    (5,882,249)
  Net change in federal funds purchased                   0     (1,000,000)
  Net change in repurchase agreements             1,618,146      2,346,307
  Dividends paid                                   (193,710)      (189,537)
                                                 ----------     ----------
      Net cash used in financing activities         (78,648)    (4,725,479)
                                                 ----------     ----------
Net increase (decrease) in cash and due
  from banks                                      1,174,896     (1,026,428)
                                                 ----------     ----------
Cash and due from banks at beginning
  of period                                      14,391,567     12,668,446
                                                 ----------     ----------
Cash and due from banks at end of period        $15,566,463    $11,642,018
                                                 ----------     ----------

                          See accompanying notes.

                          COMMUNITY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
 Reconciliation of Net Income to Net Cash Provided by Operating Activities
                                                     Three months ended
                                                          March 31,
                                                --------------------------
                                                    1997           1996
                                                -----------    -----------
Net income                                      $   755,815    $   760,824

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Decrease (increase) in mortgage loans
        held for sale                                98,303       (159,816)
      Premium on sale of mortgages                   36,424         85,218
      Depreciation and amortization                 197,140        210,434
      Increase (decrease) in other liabilities      159,073       (135,146)
      Increase in taxes payable                     241,403        398,567
      Decrease in interest payable                  (55,464)       (65,667)
      Increase in other assets                     (129,122)       (29,088)
      Increase in interest receivable              (125,502)        (7,533)
                                                 ----------     ----------
         Total adjustments                          422,255        269,969
                                                 ----------     ----------
Net cash provided by operating activities       $ 1,198,070    $ 1,057,793
                                                 ==========     ==========

                          See accompanying notes.

                        COMMUNITY BANCORP, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1997
________________________________________________________________________

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1996.


2.  EARNINGS PER SHARE (EPS)

    In February 1997, Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS No. 128) was issued. This Statement is effective for both interim and annual periods ending after December 15, 1997, and replaces the presentation of "primary" EPS with a presentation of "basic" EPS. Basic EPS excludes dilution and is computed by dividing income available to holders of common stock by the weighted-average number of common shares outstanding during the period. The Statement also requires the presentation of diluted EPS, if applicable, which is computed similarly to "fully diluted" EPS under existing accounting rules. Restatement of prior years' EPS, if necessary, is also required by this Statement. The adoption of SFAS No. 128 by the Company is not expected to have any impact on the Company's computation of EPS.


3.  RECLASSIFICATIONS

    Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current year's presentation. The reclassifications have no effect on net income.

                     PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
-------

    The Company recorded net income of $775,815 for the three months ended March 31, 1997, representing an increase of $14,991 or 2.0% over $760,824 for the same period in 1996. Earnings per share of $.264 for the current period represented an increase of $.023 from $.241 for the Three months ended March 31, 1996.

    Deposits of $215,678,785 at March 31, 1997 decreased by $1,503,084 or .7% from $217,181,869 at December 31, 1996. This decrease occurred primarily in noninterest bearing deposit categories. Interest bearing deposits increased by $1,537,546, primarily in the area of NOW accounts, savings accounts and certificates of deposit. Noninterest bearing deposits decreased by $3,040,630, primarily in the area of business checking accounts.

    Loans of $131,688,235 at March 31, 1997 increased by $117,805 or .1%
from $131,570,430 at December 31, 1996. This increase occurred primarily in the home equity loan portfolio. Noncurrent loans (nonaccrual loans and loans 90 days or more past due but still accruing) totalled $1,197,581 and $1,266,732 at March 31, 1997 and December 31,
1996, respectively. There were no accruing troubled debt restructurings at March 31, 1997 or December 31, 1996.

    Assets of $251,086,926 at March 31, 1997 represented a $1,084,468 or .4% increase from $250,002,458 at December 31, 1996.

            Three months ended March 31, 1997 as Compared To
               Three months ended March 31, 1996
            ------------------------------------------------

Net Interest Income
-------------------

    Interest income for the three months ended March 31, 1997 was $4,559,433, representing an increase of $199,735 or 4.6% from $4,359,698 for the three months ended March 31, 1996, primarily due to higher loan and securities balances in 1997. Interest expense was $1,639,234, representing an increase of $21,843 or 1.4% from $1,617,391 for the three months ended March 31, 1996, primarily due to higher average interest bearing deposit balances in 1997. Net interest income for the three months ended March 31, 1997 was $2,920,199, representing an increase of $177,892 or 6.5% from $2,742,307 for the three months ended March 31, 1996.

Noninterest Income and Expense
------------------------------

    Noninterest income for the three months ended March 31, 1997 was $618,580, representing an increase of $5,283 or .9% from $613,297 for the three months ended March 31, 1996. This increase was primarily the result of an increase in merchant credit card assessments, partially offset by losses on sales of securities and a reduction in other charges, commissions and fees.

    Noninterest expense for the three months ended March 31, 1997 of $2,282,471 was up $167,658 or 7.9% from $2,114,813 for the same period in 1996. This increase was primarily the result of increases in salaries and employee benefits, credit card processing and other expense.

Provision for Loan Losses
-------------------------

    There was no provision for loan losses for the three months ended March 31, 1997 or 1996, reflecting management's continued evaluation of the adequacy of the allowance for possible loan losses and its belief that the allowance is adequate.

Income Taxes
------------

    Income tax expense of $480,493 for the three months ended March 31, 1997 compared to $479,967 for the same period in 1996, the result of an increase in taxable income during the current period.

Net Income
----------

    Net income of $775,815 for the three months ended March 31, 1997 represented an increase of $14,991 or 2.0% from $760,824 recorded for the three months ended March 31, 1996. Earnings per share of $.264 for the current period represented an increase of $.023 from $.241 for the three months ended March 31, 1996.

Allowance for Possible Loan Losses
----------------------------------

    The allowance for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio. Management's methodology in determining the adequacy of the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends and the volume, growth and composition of the loan portfolio. Each loan on the Company's internal Watch List is evaluated periodically to estimate potential losses. For loans with potential losses, the bank sets aside or "allocates" a portion of the ALLL against such potential losses. For the remainder of the portfolio, "unallocated" reserve amounts are determined based on judgements regarding the type of loan, economic conditions and trends, potential exposure to loss and other factors.
The allowance for possible loan losses is charged when management determines that the repayment of the principal on a loan is in doubt. Subsequent recoveries, if any, are credited to the allowance. At March 31, 1997, the balance in the allowance was $3,472,681, representing 290% of noncurrent loans, compared to $3,481,705 or 275% of noncurrent loans at December 31, 1996.

Securities
----------

    The Company's securities portfolio consists of obligations of the U.S. Treasury, U.S. government sponsored agencies, mortgage backed securities issued by U. S. Government-sponsored agencies and obligations of states and other municipalities. Those securities are used in part to secure public deposits and as collateral for repurchase agreements.

    Total securities were $94,219,501 at March 31, 1997, representing an increase of $6,145,613 or 7.0% from $88,073,888 at December 31, 1996.
At March 31, 1997, $34,763,157 in securities were classified as "available for sale". Sales of securities totalled $2,004,596 during the three months ended March 31, 1997.

Liquidity and Capital Resources
-------------------------------

    The Company's primary sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities. Deposits are considered a relatively stable source of funds. At March 31, 1997, 1996 and 1995, deposits were $215.7, $202.4 and $185.0 million, respectively. Management anticipates that deposits will remain relatively stable or grow moderately during the remainder of 1997.

    As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

    Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations. At March 31, 1997, the Company's Tier 1 leverage capital ratio was 8.13%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At March 31, 1997, the Company's Tier 1 and total risk-based capital ratios were 14.42% and 15.68%, respectively. The Bank is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.).

Asset/Liability Management
--------------------------

    The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.

    It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's negative cumulative one year gap position at March 31, 1997, representing the excess of repricing liabilities versus repricing assets within a one year time frame, was .8% of total assets.

                      PART II - OTHER INFORMATION
                      ---------------------------


Item 5.  OTHER INFORMATION

     On March 18, 1997, the Company's Board of Directors declared a first quarter 1997 cash dividend of $.068 per share of common stock to shareholders of record at March 1, 1997, payable on April 15, 1997.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)  The Company did not file a Form 8-K during the quarter ended March
     31, 1997.












































                                  -10

                               SIGNATURES
                               ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COMMUNITY BANCORP, INC.
                               -----------------------



Date:  May 2, 1997             By: /s/ James A. Langway
                                  --------------------------
                                  James A. Langway
                                  President & Chief Executive Officer
                                  Principal Executive Officer





Date:  May 2, 1997             By: /s/ Donald R. Hughes, Jr.
                                  --------------------------
                                  Donald R. Hughes, Jr.
                                  Treasurer and Clerk
                                  Principal Financial Officer and
                                    Principal Accounting Officer