Form 10-Q
period 1997-06-30
COMMUNITY BANCORP INC /MA/
filed 1997-08-01
CIK 742170

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997



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





                              Common Stock
                            $2.50 par value
                      2,950,558 shares outstanding
                          as of July 31, 1997

                      PART I - FINANCIAL INFORMATION

                          COMMUNITY BANCORP, INC.
Item 1.                 CONSOLIDATED BALANCE SHEETS
                                                 June 30,      December 31,
                                                   1997            1996
                                              ------------    ------------
ASSETS
Cash and due from banks                       $ 18,567,549    $ 14,391,567
Federal funds sold                               6,700,000      11,300,000
Securities available for sale, at market        34,124,593      29,245,007
Securities held to maturity (market value
  $59,099,345 at 6/30/97 and $58,312,349
  at 12/31/96)                                  59,208,361      58,828,881

Loans                                          137,554,263     131,570,430
Less allowance for possible loan losses          3,439,250       3,481,705
                                               -----------     -----------
       Total net loans                         134,115,013     128,088,725

Premises and equipment, net                      4,880,460       4,848,202
Other assets, net                                3,478,634       3,300,076
                                               -----------     -----------
                Total assets                  $261,074,610    $250,002,458
                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                        $ 51,203,465    $ 51,358,151
   Interest bearing                            166,984,859     165,823,718
                                               -----------     -----------
       Total deposits                          218,188,324     217,181,869

 Federal funds purchased and securities
   sold under repurchase agreements             20,135,834      11,454,687
 Other liabilities                               1,551,369       1,524,768
                                               -----------     -----------
            Total liabilities                  239,875,527     230,161,324

Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 12,000,000
   shares authorized, (4,000,000 shares
   authorized at December 31, 1996),
   3,199,218 shares issued, 2,950,558 shares
   outstanding, (2,935,012 shares outstanding
   at December 31, 1996)                         7,998,045       7,998,045
 Surplus                                           414,120         374,580
 Undivided profits                              15,021,413      13,826,958
 Treasury stock, at cost, 248,660 shares,
   (264,206 shares at December 31, 1996)        (2,237,940)     (2,348,419)
 Unrealized gains (losses) on securities
   available for sale, net                           3,445         (10,030)
                                               -----------     -----------
            Total stockholders' equity          21,199,083      19,841,134
                Total liabilities and
                    stockholders' equity      $261,074,610    $250,002,458
                                               ===========     ===========

                          See accompanying notes.

                            COMMUNITY BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                    Three months ended      Six months ended
                                          June 30,               June 30,
                                   --------------------   --------------------
                                      1997       1996        1997       1996
                                   ---------  ---------   ---------  ---------
Interest income:
 Interest and fees on loans       $3,256,817 $3,121,407  $6,352,263 $6,222,421
 Interest and div. on securities:
  Taxable interest                 1,310,265  1,137,476   2,609,664  2,182,085
  Nontaxable interest                 75,617     23,686     138,616     45,256
  Dividends                           13,655     13,548      28,732     26,537
 Interest on federal funds sold       69,520    123,001     156,032    302,517
                                   ---------  ---------   ---------  ---------
   Total interest income           4,725,874  4,419,118   9,285,307  8,778,816
                                   ---------  ---------   ---------  ---------
Interest expense:
 Deposits                          1,492,635  1,430,007   2,966,537  2,930,440
 Short term borrowings               198,231    123,874     363,563    240,832
                                   ---------  ---------   ---------  ---------
  Total interest expense           1,690,866  1,553,881   3,330,100  3,171,272
                                   ---------  ---------   ---------  ---------

Net interest income                3,035,008  2,865,237   5,955,207  5,607,544
Provision for loan losses                  0          0           0          0
                                   ---------  ---------   ---------  ---------
Net interest income after
 provision for loan losses         3,035,008  2,865,237   5,955,207  5,607,544
                                   ---------  ---------   ---------  ---------
Noninterest income:
 Merchant credit card assessments    243,806    195,016     492,592    401,382
 Service charges                     161,096    159,168     315,125    310,120
 Other charges, commissions, fees    235,856    227,775     428,355    452,956
 Gains on sales of loans, net         13,401      4,436      15,986     19,939
 Gains (losses) on sales of
  securities, net                     11,012          0      (1,864)         0
 Other                                 7,666     17,842      41,223     33,137
                                   ---------  ---------   ---------  ---------
  Total noninterest income           672,837    604,237   1,291,417  1,217,534
                                   ---------  ---------   ---------  ---------
Noninterest expense:
 Salaries and benefits             1,168,189  1,144,023   2,357,574  2,250,679
 Data processing                     147,841    150,970     291,620    291,269
 Occupancy, net                      142,375    132,338     275,123    289,566
 Furniture and equipment             102,608     82,217     202,979    173,606
 Credit card processing              204,988    170,942     405,546    330,144
 Other                               623,205    474,963   1,138,835    935,002
                                   ---------  ---------   ---------  ---------
  Total noninterest expense        2,389,206  2,155,453   4,671,677  4,270,266
                                   ---------  ---------   ---------  ---------

Income before income taxes         1,318,639  1,314,021   2,574,947  2,554,812
Income taxes                         493,881    518,035     974,374    998,002
                                   ---------  ---------   ---------  ---------
Net income                        $  824,758 $  795,986  $1,600,573 $1,556,810
                                   =========  =========   =========  =========

Earnings per share                $     .280 $     .250  $     .545 $     .491

Dividends per share               $     .070 $     .062  $     .138 $     .123

Weighted average number of shares  2,941,845  3,179,933   2,938,448  3,169,139

                            See accompanying notes.

                          COMMUNITY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Six months ended
                                                          June 30,
                                                --------------------------
                                                    1997           1996
                                                -----------    -----------
Cash flows from operating activities:
  Interest received                            $  9,062,384   $  8,691,380
  Fees and commissions received                   1,261,225      1,249,303
  Proceeds from secondary market
    mortgage sales                                4,108,857      8,858,377
  Origination of mortgage loans for
    secondary market sales                       (4,369,944)    (7,895,977)
  Interest paid                                  (3,371,741)    (3,223,425)
  Cash paid to suppliers & employees             (4,271,528)    (3,908,440)
  Income taxes paid                              (1,011,010)      (992,795)
                                                 ----------     ----------
      Net cash provided by operating activities   1,408,243      2,778,423
                                                 ----------     ----------
Cash flows from investing activities:
  Purchases of securities held to maturity       (6,029,533)    (9,586,198)
  Proceeds from maturities of securities
    held to maturity                              6,017,668      5,939,184
  Purchases of securities available for sale    (10,068,750)    (8,403,017)
  Proceeds from maturities of securities
    available for sale                            2,839,300      3,072,767
  Proceeds from sale of securities available
    for sale                                      2,004,596              0
  Net change in federal funds sold                4,600,000      6,400,000
  Net change in loans and other real estate
    owned                                        (5,629,058)    (1,698,799)
  Proceeds from sale of other real estate
    owned                                            15,600              0
  Acquisition of property, plant and equipment     (426,416)      (174,204)
                                                 ----------     ----------
      Net cash used in investing activities      (6,676,593)    (4,450,267)
                                                 ----------     ----------
Cash flows from financing activities:
  Net change in deposits                          1,006,456      3,283,717
  Net change in federal funds purchased                   0     (1,000,000)
  Net change in repurchase agreements             8,681,147      1,788,712
  Sale of treasury stock                            150,019        236,137
  Dividends paid                                   (393,290)      (382,232)
                                                 ----------     ----------
      Net cash provided by (used in)
        financing activities                      9,444,332     (3,926,334)
                                                 ----------     ----------

Net increase in cash and due from banks           4,175,982      2,254,490

Cash and due from banks at beginning
  of period                                      14,391,567     12,668,446
                                                 ----------     ----------
Cash and due from banks at end of period        $18,567,549    $14,922,936
                                                 ==========     ==========

                          See accompanying notes.


                          COMMUNITY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
 Reconciliation of Net Income to Net Cash Provided by Operating Activities
                                                       Six months ended
                                                          June 30,
                                                --------------------------
                                                    1997           1996
                                                -----------    -----------
Net income                                      $ 1,600,573    $ 1,556,810

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      (Increase) decrease in mortgage loans
        held for sale                              (329,294)       791,145
      Premium on sale of mortgages                   68,207        171,255
      Depreciation and amortization                 394,158        420,855
      Increase (decrease) in other liabilities        5,992        (88,786)
      (Decrease) increase in taxes payable          (36,636)         5,207
      (Decrease) in interest payable                (41,641)       (52,153)
      (Increase) decrease in other assets           (30,192)        61,511
      (Increase) in interest receivable            (222,924)       (87,421)
                                                 ----------     ----------
         Total adjustments                         (192,330)     1,221,613
                                                 ----------     ----------
Net cash provided by operating activities       $ 1,408,243    $ 2,778,423
                                                 ==========     ==========

                          See accompanying notes.

                        COMMUNITY BANCORP, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1997
________________________________________________________________________

1.  BASIS OF PRESENTATION
    ---------------------

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


2.  EARNINGS PER SHARE (EPS)
    ------------------------

    In February 1997, Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS No. 128) was issued. The Statement is effective for both interim and annual periods ending after December 15, 1997, and replaces the presentation of "primary" EPS with a presentation of "basic" EPS. Basic EPS excludes dilution and is computed by dividing income available to holders of common stock by the weighted-average number of common shares outstanding during the period. The Statement also requires the presentation of diluted EPS, if applicable, which is computed similarly to "fully diluted" EPS under existing accounting rules. Restatement of prior years' EPS, if necessary, is also required by this Statement. The adoption of SFAS No. 128 by the Company is not expected to have any impact on the Company's computation of EPS.


3.  RECLASSIFICATIONS
    -----------------

    Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current year's presentation. The reclassifications have no effect on net income.

                     PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
-------

    The Company recorded net income of $1,600,573 for the six months ended June 30, 1997, representing an increase of $43,764 or 2.7% over $1,556,810 for the same period in 1996. Earnings per share of $.545 for the current period represented an increase of $.054 from $.491 for the six months ended June 30, 1996.

    The Company recorded net income of $824,758 for the three months ended June 30, 1997, representing an increase of $28,772 or 3.5% over $795,986 for the corresponding period in 1996. Earnings per share of $.280 for the current period represented an increase of $.030 from $.250 for the same period in 1996.

    The improvement in net income resulted primarily from an increase in net interest income and noninterest income, partially offset by increases in salaries and benefits, furniture and equipment, credit card processing and other expense.

    Deposits of $218,188,324 at June 30, 1997 increased by $1,006,455 or .5% from $217,181,869 at December 31, 1996.

    Loans of $137,554,263 at June 30, 1997 increased by $5,983,833 or
4.4 % from $131,570,430 at December 31, 1996. This increase occurred in the commercial, residential construction and consumer loan portfolios. Noncurrent loans (nonaccrual loans and loans 90 days or more past due but still accruing) totalled $1,308,410 and $1,266,732 at June 30, 1997 and December 31, 1996, respectively. There were no accruing troubled debt restructurings at June 30, 1997 or December 31, 1996.

    Assets of $261,074,610 at June 30, 1997 represented an $11,072,152 or 4.2% increase from $250,002,458 at December 31, 1996.


             Six Months ended June 30, 1997 as Compared To
                 Six Months ended June 30, 1996
             ---------------------------------------------

Net Interest Income
-------------------

    Interest income for the six months ended June 30, 1997 was $9,285,307, representing an increase of $506,491 or 5.5% from $8,778,816 for the six months ended June 30, 1996, primarily due to higher loan and securities balances and slightly higher interest yields in 1997. Interest expense was $3,330,100, representing an increase of $158,828 or 4.8% from $3,171,272 for the six months ended June 30, 1996, primarily due to higher interest bearing deposit and repurchase agreement balances in 1997. Net interest income for the six months ended June 30, 1997 was $5,955,207, representing an increase of $347,663 or 5.8% from $5,607,544 for the six months ended June 30, 1996.

Noninterest Income and Expense
------------------------------

    Noninterest income for the six months ended June 30, 1997 was $1,291,417, representing an increase of $73,883 or 5.7% from $1,217,534 for the six months ended June 30, 1996. This increase was primarily the result of increases in merchant credit card assessments, service charges and other income, partially offset by a reduction in other charges, commissions and fees.

    Noninterest expense for the six months ended June 30, 1997 of $4,671,677 was up $401,411 or 8.6% from $4,270,266 for the same period in 1996. This increase was primarily the result of increases in salaries and employee benefits, furniture and equipment and credit card processing, partially offset by a reduction in occupancy expense. Included in other expense for the first six months of 1997 is approximately $152,000 in expense associated with the name change of the Company's subsidiary from Hudson National Bank to Community National Bank. The new name became effective on June 2, 1997.

Provision for Loan Losses
-------------------------

    There was no provision for loan losses for the six months ended June 30, 1997 and 1996, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes
------------

    Income tax expense of $974,374 for the six months ended June 30, 1997 compared to $998,002 for the same period in 1996, the result of an increase in tax-exempt income during the current period.

Net Income
----------

    Net income of $1,600,573 for the first six months of 1997 represented an increase of $43,763 or 2.7% from $1,556,810 recorded for the first six months of 1996. Earnings per share of $.545 for the current period represented an increase of $.054 from $.491 for the six months ended June 30, 1996.


            Three Months ended June 30, 1997 as Compared To
                Three Months ended June 30, 1996
            -----------------------------------------------

Net Interest Income
-------------------

    Interest income for the three months ended June 30, 1997 was $4,725,874, representing an increase of $306,756 or 6.5% from $4,419,118 for the three months ended June 30, 1996. The increase was primarily due to higher loan and securities balances and slightly higher interest yields in 1997. Interest expense was $1,690,866, representing an increase of $136,985 or 8.1% from $1,553,881 for the three months ended June 30, 1996, primarily due to higher interest bearing deposit and repurchase agreement balances in 1997. Net interest income for the three months ended June 30, 1997 was $3,035,008, representing an increase of $169,771 or 5.6% from $2,865,237 for the same period in 1996.

Noninterest Income and Expense
------------------------------

    Noninterest income for the three months ended June 30, 1997 was $672,837, representing an increase of $68,600 or 10.2% from $604,237 for the three months ended June 30, 1996. This increase was primarily the result of increases in merchant credit card assessments, service charges, other charges, commissions and fees, gains on sales of loans and gains on sales of securities, partially offset by a reduction in other income.

    Noninterest expense for the three months ended June 30, 1997 of $2,389,206 was up $233,753 or 9.8% from $2,155,453 for the three months ended June 30, 1996. This increase was primarily the result of increases in salaries and employee benefits, occupancy, furniture and equipment, credit card processing and other expense, partially offset by a reduction in data processing expense. Included in other expense for the three months ended June 30, 1997 is approximately $134,000 in expense associated with the name change of the Company's subsidiary from Hudson National Bank to Community National Bank.

Provision for Loan Losses
-------------------------

    There was no provision for loan losses for the three months ended June 30, 1997 or 1996, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes
------------

    Income tax expense of $493,881 for the three months ended June 30, 1997 compared to $518,035 for the three months ended June 30, 1996, the result of an increase in tax-exempt income during the current period.

Net Income
----------

    Net income of $824,758 for the three months ended June 30, 1997 represented an increase of $28,772 or 3.5% over $795,986 for the three months ended June 30, 1996. Earnings per share of $.280 for the current period represented an increase of $.030 from $.250 for the three months ended June 30, 1996.

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

The allowance for possible loan losses is charged when management determines that the repayment of the principal on a loan is in doubt. Subsequent recoveries, if any, are credited to the allowance. At June 30, 1997, the balance in the allowance was $3,439,250, representing 263% of noncurrent loans, compared to $3,481,705 or 275% of noncurrent loans at December 31, 1996.

Securities
----------

    The Company's securities portfolio consists of obligations of the U.S. Treasury, U.S. government sponsored agencies, mortgage backed securities and obligations of municipalities in the Company's market area. Those assets are used in part to secure public deposits and as collateral for repurchase agreements.

    Total securities were $93,332,954 at June 30, 1997, representing an increase of $5,259,066 or 5.6% from $88,073,888 at December 31, 1996.
At June 30, 1997, $34,124,593 in securities were classified as "available for sale". Sales of securities totalled $2,453,412 during the six months ended June 30, 1997.

Liquidity and Capital Resources
-------------------------------

    The Company's primary sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities. Deposits are considered a relatively stable source of funds. At June 30, 1997 and 1996, deposits were $218.2 and $210.3, respectively. Management anticipates that deposits will remain relatively stable or grow moderately during the remainder of 1997.

    As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

    Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations. At June 30, 1997, the Company's Tier 1 leverage capital ratio was 8.12%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00. At June 30, 1997 the Company's Tier 1 and total risk-based capital ratios were 14.35% and 15.61%, respectively. The Bank is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.).

    On May 22, 1997, the Company's 401(k) Savings Plan and the Employee Stock Ownership Plan purchased 8,293 shares and 7,253 shares, respectively, of common stock from the Company. The stock was sold to the two Plans at a price of $9.65 per share, which was determined by the trustees of the plans, based on a fair value market analysis performed by an independent third party pursuant to the ESOP, to represent a fair price from a financial point of view as of December 31, 1996. The stock was sold to the two plans from the Company's treasury stock account.

Asset/Liability Management
--------------------------

    The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.

    It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's positive cumulative one year gap position at June 30, 1997, representing the excess of repricing assets versus repricing liabilities within a one year time frame, was 3.0% of total assets.

                      PART II - OTHER INFORMATION
                      ---------------------------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Shareholders was held on April 8, 1997. At that meeting, three (3) matters were put before the shareholders for vote. Proxies for the meeting were solicited, and a copy of the Proxy Statement dated March 19, 1997 is incorporated herein by reference and attached hereto as an exhibit. Such Proxy Statement provides a description of the matters put before the shareholders for vote and provides other information required under this Item 4.

The results of the voting were as follows:

1. To fix the number of Directors who shall constitute the full Board of Directors at eleven.

         Votes for:                    2,154,442
         Votes against:                    3,996

2. To elect as Directors the four individuals listed as nominees in the Proxy Statement, who, together with the seven Directors whose terms of office did not expire at this meeting, constitute the full Board of Directors.

             Director              Votes For         Votes Against
             --------              ---------         -------------
         Alfred A. Cardoza         2,154,710             3,698
         Argeo R. Cellucci         2,154,710             3,698
         Antonio Frias             2,154,710             3,698
         Dennis F. Murphy, Jr.     2,154,710             3,698

3. To increase the number of authorized shares of the Company's common stock, par value $2.50 per share, from 4,000,000 shares to 12,000,000 shares.

         Votes for:                2,133,381
         Votes against:               16,651

Item 5.  OTHER INFORMATION

     Effective June 2, 1997, the Company's wholly-owned subsidiary, Hudson National Bank, changed its name to Community National Bank.

     On July 15, 1997, the Company's Board of Directors voted to declare a second quarter 1997 cash dividend of $.070 per share of common stock to shareholders of record at June 1, 1997, payable July 15, 1997.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
       (99)    Community Bancorp, Inc. Proxy Statement dated March 19,
               1997

(b)  The Company did not file a Form 8-K during the quarter ended June
     30, 1997

                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COMMUNITY BANCORP, INC.
                               -----------------------



Date:  August 1, 1997          By: /s/ James A. Langway
                                  -----------------------------------
                                  James A. Langway
                                  President & Chief Executive Officer
                                  Principal Executive Officer





Date:  August 1, 1997          By: /s/ Donald R. Hughes, Jr.
                                  ----------------------------------
                                  Donald R. Hughes, Jr.
                                  Treasurer and Clerk
                                  Principal Financial Officer and
                                    Principal Accounting Officer

                            EXHIBIT INDEX
                            -------------

            EXHIBIT                                           PAGE
            -------                                           ----
99   Community Bancorp, Inc. Proxy
     Statement dated March 19, 1997                            15