Form 10-Q
period 1997-09-30
COMMUNITY BANCORP INC /MA/
filed 1997-10-28
CIK 742170

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549



                               FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934



                FOR THE QUARTER ENDED SEPTEMBER 30, 1997




                     Commission File No. 33-12756-B



                        COMMUNITY BANCORP, INC.
                      A Massachusetts Corporation
              IRS Employer Identification No. 04-2841993
             17 Pope Street, Hudson, Massachusetts  01749
                       Telephone - (978)568-8321





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X               No
                            -----                  -----


                              Common Stock
                            $2.50 par value
                     2,926,257 shares outstanding
                        as of October 28, 1997

                      PART I - FINANCIAL INFORMATION
                      ------------------------------

                           COMMUNITY BANCORP, INC.
Item 1.                  CONSOLIDATED BALANCE SHEETS
                                              September 30,    December 31,
                                                   1997            1996
                                               -----------     -----------
ASSETS
Cash and due from banks                       $ 17,294,064    $ 14,391,567
Federal funds sold                              11,000,000      11,300,000
Securities available for sale, at market        32,331,534      29,245,007
Securities held to maturity (market value
  $56,244,722 at 9/30/97 and $58,312,349
  at 12/31/96)                                  56,078,927      58,828,881

Loans                                          142,474,340     131,570,430
Less allowance for possible loan losses          3,298,226       3,481,705
                                               -----------     -----------
       Total net loans                         139,176,114     128,088,725

Premises and equipment, net                      4,733,194       4,848,202
Other assets, net                                3,464,320       3,300,076
                                               -----------     -----------
                Total assets                  $264,078,153    $250,002,458
                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                        $ 52,010,555    $ 51,358,151
   Interest bearing                            177,514,307     165,823,718
                                               -----------     -----------
       Total deposits                          229,524,862     217,181,869

 Federal funds purchased and securities
   sold under repurchase agreements             10,604,702      11,454,687
 Other liabilities                               1,899,025       1,524,768
                                               -----------     -----------
            Total liabilities                  242,028,589     230,161,324

Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 12,000,000
   shares authorized (4,000,000 shares
   authorized at December 31, 1996),
   3,199,218 shares issued, 2,950,558 shares
   outstanding, (2,935,012 shares outstanding
   at December 31, 1996)                         7,998,045       7,998,045
 Surplus                                           414,120         374,580
 Undivided profits                              15,792,592      13,826,958
 Treasury stock, at cost, 248,660 shares,
  (264,206 shares at December 31, 1996)         (2,237,940)     (2,348,419)
 Unrealized gains (losses) on securities
   available for sale, net                          82,747         (10,030)
                                               -----------     -----------
            Total stockholders' equity          22,049,564      19,841,134
                                               -----------     -----------
                Total liabilities and
                    stockholders' equity      $264,078,153    $250,002,458
                                               ===========     ===========

                            See accompanying notes.

                            COMMUNITY BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                    Three months ended     Nine months ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      1997       1996        1997       1996
                                   ---------  ---------   ---------  ---------
Interest income:
 Interest and fees on loans       $3,398,535 $3,107,269  $9,750,798 $9,329,690
 Interest and div. on securities:
  Taxable interest                 1,286,068  1,154,114   3,895,732  3,336,199
  Nontaxable interest                 85,890     37,470     224,506     82,726
  Dividends                           15,183     13,654      43,915     40,191
 Interest on federal funds sold       98,583    136,197     254,615    438,714
                                   ---------  ---------  ---------- ----------
   Total interest income           4,884,259  4,448,704  14,169,566 13,227,520
                                   ---------  ---------  ---------- ----------
Interest expense:
 Deposits                          1,541,319  1,431,519   4,507,856  4,361,959
 Short term borrowings               186,332    145,585     549,895    386,417
                                   ---------  ---------   ---------  ---------
  Total interest expense           1,727,651  1,577,104   5,057,751  4,748,376
                                   ---------  ---------   ---------  ---------

Net interest income                3,156,608  2,871,600   9,111,815  8,479,144
Provision for loan losses                  0          0           0          0
                                   ---------  ---------   ---------  ---------
Net interest income after
 provision for loan losses         3,156,608  2,871,600   9,111,815  8,479,144
                                   ---------  ---------   ---------  ---------
Noninterest income:
 Merchant credit card assessments    244,933    209,754     737,525    611,136
 Service charges                     148,999    150,063     464,124    460,183
 Other charges, commissions, fees    224,667    207,862     653,022    660,818
 Gains on sales of loans, net         10,823      8,243      26,809     28,182
 Gains on sales of securities, net    10,463          0       8,599          0
 Other                                19,039     20,241      60,262     53,378
                                   ---------  ---------   ---------  ---------
  Total noninterest income           658,924    596,163   1,950,341  1,813,697
                                   ---------  ---------   ---------  ---------
Noninterest expense:
 Salaries and benefits             1,041,578  1,092,523   3,399,152  3,343,202
 Data processing                     143,251    157,857     434,871    449,126
 Occupancy, net                      153,029    148,483     428,152    438,049
 Furniture and equipment              96,962     89,163     299,941    262,769
 Credit card processing              223,687    176,904     629,233    507,048
 Other                               584,713    419,762   1,723,548  1,354,764
                                   ---------  ---------   ---------  ---------
  Total noninterest expense        2,243,220  2,084,692   6,914,897  6,354,958
                                   ---------  ---------   ---------  ---------
Income before income taxes         1,572,312  1,383,071   4,147,529  3,937,883
Income taxes                         588,693    543,113   1,563,067  1,541,115
                                   ---------  ---------   ---------  ---------
Net income                        $  983,619 $  839,958  $2,584,192 $2,396,768
                                   =========  =========   =========  =========
Earnings per share                $     .333 $     .264  $     .878 $     .755

Dividends per share               $     .072 $     .064  $     .210 $     .187

Weighted average number of shares  2,950,558  3,181,474   2,942,529  3,173,281

                            See accompanying notes.

                           COMMUNITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Nine months ended
                                                        September 30,
                                                 -------------------------
                                                    1997           1996
                                                 -------------------------
Cash flows from operating activities:
  Interest received                             $14,036,058    $13,214,867
  Fees and commissions received                   1,945,323      1,762,474
  Proceeds from secondary market
    mortgage sales                                6,722,876     12,744,365
  Origination of mortgage loans for
    secondary market sales                       (6,844,261)   (11,733,586)
  Interest paid                                  (5,093,011)    (4,805,589)
  Cash paid to suppliers & employees             (6,080,188)    (5,927,232)
  Income taxes paid                              (1,489,803)    (1,392,547)
                                                 ----------     ----------
Net cash provided by operating activities         3,196,994      3,862,752
                                                 ----------     ----------
Cash flows from investing activities:
  Maturities and principal repayments of
    securities available for sale                 4,309,414      4,566,287
  Maturities and principal repayments of
    securities held to maturity                   9,848,767      9,966,355
  Proceeds from sales of securities available
    for sale                                      2,913,737              0
  Proceeds from sales of securities held
    to maturity                                   2,000,000              0
  Purchases of securities available for sale    (10,068,750)   (11,362,861)
  Purchases of securities held to maturity       (9,180,014)   (14,764,819)
  Net change in federal funds sold                  300,000     12,100,000
  Net change in loans and other real estate
    owned                                       (11,000,216)    (4,122,182)
  Proceeds from sale of other real estate
    owned                                            15,600         55,000
  Acquisition of property, plant and equipment     (476,233)      (258,885)
                                                 ----------     ----------
Net cash (used in) investing activities         (11,337,695)    (3,821,105)
                                                 ----------     ----------
Cash flows from financing activities:
  Net change in deposits                         12,342,993      4,448,398
  Net change in federal funds purchased                   0     (1,000,000)
  Net change in repurchase agreements              (849,985)     4,141,346
  Purchase of treasury stock                              0     (2,318,985)
  Sale of treasury stock                            150,019        236,137
  Dividends paid                                   (599,829)      (580,180)
                                                 ----------     ----------
Net cash provided by financing activities        11,043,198      4,926,716
                                                 ----------     ----------

Net increase in cash and due from banks           2,902,497      4,968,363

Cash and due from banks at beginning
  of period                                      14,391,567     12,668,446
                                                 ----------     ----------
Cash and due from banks at end of period        $17,294,064    $17,636,809
                                                 ==========     ==========

                            See accompanying notes.

                            COMMUNITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  Reconciliation of Net Income to Net Cash Provided by Operating Activities
                                                      Nine months ended
                                                        September 30,
                                                 -------------------------
                                                    1997           1996
                                                 ----------     ----------
Net income                                      $ 2,584,192    $ 2,396,768

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      (Increase) decrease in mortgage loans
        held for sale                              (234,321)       763,423
      Premium on sale of mortgages                  112,935        247,356
      Depreciation and amortization                 591,241        631,316
      Increase (decrease) in other liabilities      243,473       (237,747)
      Increase in taxes payable                      73,264        148,568
      (Decrease) in interest payable                (35,260)       (57,213)
      (Increase) in other assets                     (5,022)       (17,654)
      (Increase) in interest receivable            (133,508)       (12,654)
                                                 ----------     ----------
         Total adjustments                          612,802      1,465,984
                                                 ----------     ----------
Net cash provided by operating activities       $ 3,196,994    $ 3,862,752
                                                 ==========     ==========

                           See accompanying notes.

                           COMMUNITY BANCORP, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1997
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

In February 1997, Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS No. 128) was issued. The Statement is effective for both interim and annual periods ending after December 15, 1997, and it replaces the presentation of "primary" EPS with a presentation of "basic" EPS. Basic EPS excludes dilution and is computed by dividing income available to holders of common stock by the weighted-average number of common shares outstanding during the period. The Statement also requires the presentation of diluted EPS, if applicable, which is computed similarly to "fully diluted" EPS under existing accounting rules. Restatement of prior years' EPS, if necessary, is also required by this Statement. The adoption of SFAS No. 128 by the Company is not expected to have any impact on the Company's computation of EPS.


3.	RECLASSIFICATIONS

Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current year's presentation. The reclassifications have no effect on net income.

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
-------
The Company recorded net income of $2,584,192 for the nine months ended September 30, 1997, representing an increase of $187,424 or 7.8% over $2,396,768 for the same period in 1996. Earnings per share of $.878 for the current period represented an increase of $.123 from $.755 for the nine months ended September 30, 1996.

The Company recorded net income of $983,619 for the three months ended September 30, 1997, representing an increase of $143,661 or 17.1% over $839,958 for the corresponding period in 1996. Earnings per share of $.333 for the current period represented an increase of $.069 from $.264 for the same period in 1996.

The improvement in net income resulted primarily from an increase in net interest income and noninterest income, partially offset by increases in salaries and benefits, furniture and equipment, credit card processing and other expense.

Deposits of $229,524,862 at September 30, 1997 increased by $12,342,993 or 5.7 % from $217,181,869 at December 31, 1996. The increase in deposits occurred primarily in the interest bearing categories of NOW accounts, cash management accounts and certificates of deposit.

Loans of $142,474,340 at September 30, 1997 increased by $10,903,910 or 8.3% from $131,570,430 at December 31, 1996. This increase occurred primarily in the commercial and home equity portfolios. Noncurrent loans (nonaccrual loans and loans 90 days or more past due but still accruing) totaled $817,877 and $1,266,732 at September 30, 1997 and December 31, 1996, respectively. There were no accruing troubled debt restructurings at September 30, 1997 or December 31, 1996.

Assets of $264,078,153 at September 30, 1997 represented a $14,075,695 or 5.6% increase from $250,002,458 at December 31, 1996.

             Nine months ended September 30, 1997 as Compared To
                   Nine months ended September 30, 1997
             ---------------------------------------------------

Net Interest Income
-------------------
Interest income for the nine months ended September 30, 1997 was $14,169,566, representing an increase of $942,046 or 7.1% from $13,227,520 for the nine months ended September 30, 1996, primarily due to higher loan and securities balances and higher interest yields on securities in 1997. Interest expense was $5,057,751, representing an increase of $309,375 or 6.5% from $4,748,376 for the nine months ended September 30, 1996, primarily due to higher average interest bearing deposit and repurchase agreement balances in 1997. Net interest income for the nine months ended September 30, 1997 was $9,111,815, representing an increase of $632,671 or 7.5% from $8,479,144 for the nine months ended September 30, 1996.

Noninterest Income and Expense
------------------------------
Noninterest income for the nine months ended September 30, 1997 was $1,950,341, representing an increase of $136,644 or 7.5% from $1,813,697 for the nine months ended September 30, 1996. This increase was primarily the result of increases in merchant credit card assessments, service charges, gains on sales of securities and other income, partially offset by a reduction in other charges, commissions and fees and gains on sales of loans.

Noninterest expense for the nine months ended September 30, 1997 of $6,914,897 was up $559,939 or 8.8% from $6,354,958 for the same period in
1996. This increase was primarily the result of increases in salaries and employee benefits, furniture and equipment, credit card processing and other expense, partially offset by reductions in data processing expense and occupancy expense. Included in other expense is approximately $224,000 associated with the name change of the Company's subsidiary from Hudson National Bank to Community National Bank. The new name became effective on June 2, 1997.

Provision for Loan Losses
-------------------------
There was no provision for loan losses for the nine months ended
September 30, 1997 or 1996, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes
------------
Income tax expense of $1,563,067 for the nine months ended September
30, 1997 compared to $1,541,115 for the same period in 1996, the result of an increase in taxable income during the current period.

Net Income
----------
Net income of $2,584,192 for the first nine months of 1997 represented an increase of $187,424 or 7.8% from $2,396,768 recorded for the first nine months of 1996. Earnings per share of $.878 for the current period represented an increase of $.123 from $.755 for the nine months ended September 30, 1996.


            Three Months ended September 30, 1997 as Compared To
                   Three Months ended September 30, 1996
            ----------------------------------------------------

Net Interest Income
-------------------
Interest income for the three months ended September 30, 1997 was $4,884,259, representing an increase of $435,555 or 9.8% from $4,448,704 for the three months ended September 30, 1996. The increase was primarily due to higher loan and securities balances and higher interest yields on securities in 1997. Interest expense was $1,727,651, representing an increase of $150,547 or 9.5% from $1,577,104 for the three months ended September 30, 1996, primarily due to higher interest bearing deposit and repurchase agreement balances in 1997. Net interest income for the three months ended September 30, 1997 was $3,156,608, representing an increase of $285,008 or 9.9% from $2,871,600 for the same period in 1996.

Noninterest Income and Expense
------------------------------
Noninterest income for the three months ended September 30, 1997 was $658,924, representing an increase of $62,761 or 10.5% from $596,163 for the three months ended September 30, 1996. This increase was primarily the result of increases in merchant credit card assessments, other charges, commissions and fees, gains on sales of loans and gains on sales of securities, partially offset by reductions in service charges and other income.

Noninterest expense for the three months ended September 30, 1997 of $2,243,220 was up $158,528 or 7.6% from $2,084,692 for the three months ended September 30, 1996. This increase was primarily the result of increases in occupancy, furniture and equipment, credit card processing and other expense, partially offset by a reduction in salaries and employee benefits and data processing expense. Included in other expense is approximately $72,000 associated with the name change of the Company's subsidiary from Hudson National Bank to Community National Bank.

Provision for Loan Losses
-------------------------
There was no provision for loan losses for the three months ended
September 30, 1997 or 1996, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes
------------
Income tax expense of $588,693 for the three months ended September 30, 1997 compared to $543,113 for the three months ended September 30, 1996, the result of an increase in taxable income during the current period.

Net Income
----------
Net income of $983,619 for the three months ended September 30, 1997 represented an increase of $143,661 or 17.1% over $839,958 for the three months ended September 30, 1996. Earnings per share of $.333 for the current period represented an increase of $.069 from $.264 for the three months ended September 30, 1996.

Allowance for Possible Loan Losses
----------------------------------
The allowance for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio. Management's methodology in determining the adequacy of the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends and the volume, growth and composition of the loan portfolio. Each loan on the Company's internal Watch List is evaluated periodically to estimate potential losses. For loans with potential losses, the bank sets aside or "allocates" a portion of the ALLL against such potential losses. For the remainder of the portfolio, "unallocated" reserve amounts are determined based on judgments regarding the type of loan, economic conditions and trends, potential exposure to loss and other factors. The allowance for possible loan losses is charged when management determines that the repayment of the principal on a loan is in doubt. Subsequent recoveries, if any, are credited to the allowance. At September 30, 1997, the balance in the allowance was $3,298,226, representing 403% of noncurrent loans, compared to $3,481,705 or 275% of noncurrent loans at December 31, 1996.

Securities
----------
The Company's securities portfolio consists of obligations of the U.S. Treasury, U.S. government sponsored agencies, mortgage backed securities and obligations of various municipalities. Those assets are used in part to secure public deposits and as collateral for repurchase agreements.

Total securities were $88,410,461 at September 30, 1997, representing an increase of $336,573 or .4% from $88,073,888 at December 31, 1996. At September 30, 1997, $32,331,534 in securities were classified as "available for sale". Sales of securities available for sale totaled $2,913,737, and sales of securities held to maturity but within ninety days of their maturity dates totaled $2,000,000, during the nine months ended September 30, 1997.

Liquidity and Capital Resources
-------------------------------
The Company's primary sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities. Deposits are considered a relatively stable source of funds. At September 30, 1997 and 1996, deposits were $229.5 and $211.5 million, respectively. Management anticipates that deposits will remain relatively stable or grow moderately during the remainder of 1997.

As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

On September 15, 1997, the Company implemented an Offer to Purchase up to 125,000 shares of its outstanding common stock at a price of $12.00 per share, as filed with the Commission on Schedule 13E-4. The Offer expired at 5:00 p.m. E.D.T., on October 15, 1997, with 24,301 shares tendered and accepted by the Company. As a result of the repurchase of shares, the Company's capital was reduced by $291,612.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations. At September 30, 1997, the Company's Tier 1 leverage capital ratio was 8.32%. Regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At September 30, 1997 the Company's Tier 1 and total risk-based capital ratios were 14.40% and 15.67%, respectively. The Bank is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.).

On September 16, 1997, the Company's Board of Directors declared a third quarter 1997 cash dividend of $.072 per share of common stock to shareholders of record at September 1, 1997, payable on October 15, 1997.

Asset/Liability Management
--------------------------
The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.

It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's positive cumulative one year gap position at September 30, 1997, representing the excess of repricing assets versus repricing liabilities within a one year time frame, was 2.7% of total assets.

                      PART II - OTHER INFORMATION
                      ---------------------------

Item 5.  OTHER INFORMATION

On September 15, 1997, the Company implemented an Offer to Purchase up to 125,000 shares of its outstanding common stock at a price of $12.00 per share, as filed with the Commission on Schedule 13E-4. The Offer expired at 5:00 p.m. E.D.T., on October 15, 1997, with 24,301 shares tendered and accepted by the Company. As a result of the repurchase of shares, the Company's capital was reduced by $291,612.

On September 16, 1997, the Company's Board of Directors declared a third quarter 1997 cash dividend of $.072 per share of common stock to shareholders of record at September 1, 1997, payable on October 15, 1997.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)	The Company did not file a Form 8-K during the quarter ended September
30, 1997.

                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               COMMUNITY BANCORP, INC.
                               -----------------------



Date:  October 28, 1997        By: /s/ James A. Langway
                                   -------------------------
                                   James A. Langway
                                   President & Chief Executive Officer
                                   Principal Executive Officer





Date:  October 28, 1997        By: /s/ Donald R. Hughes, Jr.
                                   -------------------------
                                   Donald R. Hughes, Jr.
                                   Treasurer and Clerk,
                                   Principal Financial Officer and
                                     Principal Accounting Officer