Form 10-K405
period 1997-12-31
COMMUNITY BANCORP INC /MA/
filed 1998-03-24
CIK 742170

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
              -------------------------------------------

                     Commission File No. 33-12756-B

                        COMMUNITY BANCORP, INC.
                        -----------------------
                      A Massachusetts Corporation
               IRS Employer Identification No. 04-2841993
              17 Pope Street, Hudson, Massachusetts  01749
                       Telephone - (978) 568-8321


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 1998 was $21,391,092.


The total number of shares of common stock outstanding at March 20, 1998 was 2,926,257.


                   Documents Incorporated By Reference
                   -----------------------------------

Parts II, III and IV incorporate information by reference from the Annual Report to shareholders for the year ended December 31, 1997.

PART I
------

ITEM 1.  BUSINESS

    Community Bancorp, Inc., a Massachusetts corporation ("Company"), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Holding Company has one subsidiary, Community National Bank (formerly Hudson National Bank), a national banking association ("Bank"). The Holding Company owns all the outstanding shares of the Bank. At present, the Holding Company conducts no activities independent of the Bank. In 1992, the Company formed Community Securities Corporation, a wholly owned subsidiary of the Bank. The activities of the subsidiary consist of buying, selling, dealing in or holding securities in its own behalf and not as a broker.

    The Bank is engaged in substantially all of the business operations customarily conducted by an independent commercial bank in Massachusetts. Banking services offered include acceptance of checking, savings and time deposits, and the making of commercial, real estate, installment and other loans. The Bank also offers official checks, traveler's checks, safe deposit boxes and other customary bank services to its customers. In 1994 the Bank introduced a telephone banking service allowing customers to perform account inquiries and other functions using a Touch Tone telephone. In 1995 the Bank introduced a PC-based office banking system for businesses that allows business customers to access their accounts and perform a number of functions directly through an office PC. In 1996 the Bank introduced a PC-based home banking and bill payment system for consumers. In 1997, the bank formed a third-party arrangement with Murphy Insurance Brokerage, Ltd. for the purpose of providing insurance products and services to the bank's customers and the general public.

    The business of the Bank is not significantly affected by seasonal factors. In the last five years the Bank derived its operating income from the following sources:

                                         % of Operating Income
                                    --------------------------------
                                    1997   1996   1995   1994   1993
                                    ----   ----   ----   ----   ----
Interest and fees on loans           60     63     65     64     67
Interest and dividends on
  securities                         28     26     24     24     21
Charges, fees and other sources      12     11     11     12     12
                                    ---    ---    ---    ---    ---
                                    100%   100%   100%   100%   100%
                                    ===    ===    ===    ===    ===

Competition
-----------

    The Bank generally concentrates its activities within a 20 mile radius of Hudson, Massachusetts and currently operates full service branch offices in Hudson, Acton, Boxboro, Concord, Marlboro and Stow, Massachusetts. These communities are generally characterized by a growing residential population and moderate to high household income. In addition to its main office, the Bank also operates a full service branch office in the Town of Hudson. The Bank operates three remote ATM facilities in Hudson and Marlboro.

    The banking business in the Bank's market area is highly competitive.
The Bank competes actively with other banks, as well as with other financial institutions engaged in the business of accepting deposits or making loans, such as savings and loan associations, savings banks and finance companies. In the Bank's general market area there are approximately 2 national banks, 4 Massachusetts trust companies, 6 savings banks, 1 cooperative bank and 6 credit unions. Since several of the competing institutions are significantly larger than the Bank in assets and deposits, the Bank strongly emphasizes a personal approach to service in order to meet and surpass the vigorous competition.

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

Accounting Pronouncements
-------------------------

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", effective for financial statements issued for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. The Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt this Statement for the fiscal year ending December 31, 1998.

    In June 1997 the Financial Accounting Standards Board also issued SFAS
No. 131, "Disclosures About Segments of an Enterprise and Related Information", effective for financial statements issued for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about segments in annual and interim financial statements. SFAS No. 131 introduces a new model for segment reporting called the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company. The Company will adopt this Statement for the fiscal year ending December 31, 1998. However, the Company's management believes SFAS No. 131 will have no impact on the Company's presentation of its financial statements as its business is considered to comprise a single segment.

Employees
---------

    The Company and the Bank employ 107 full time equivalent employees.

Distribution of Assets, Liabilities and Stockholders' Equity;  Interest
-----------------------------------------------------------------------
Rates and Interest Differential
-------------------------------

    The following tables present the condensed average balance sheets and the components of net interest differential for the three years ended December 31, 1997, 1996 and 1995. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a taxable equivalent basis.

                                                  1997
                                  ------------------------------------
                                     Average       Interest     Yield/
ASSETS                               Balance       Inc./Exp.     Rate
                                  ------------   -----------    ------
Federal funds sold                $  8,534,521   $   464,016     5.44%
Securities:
  Taxable                           86,006,643     5,241,159     6.09%
  Non-taxable (1)                    6,544,073       472,507     7.22%
Total loans and leases (1)(2)      136,844,378    13,186,467     9.64%
                                   -----------    ----------     ----
    Total earning assets           237,929,615    19,364,149     8.14%
                                                  ----------
Reserve for loan losses             (3,394,971)
Other non interest-
  bearing assets                    22,530,388
                                   -----------
Total average assets              $257,065,032
                                   ===========

LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest-bearing deposits:
  Savings, money market and NOW   $100,555,499   $ 2,451,529     2.44%
  Time deposits                     68,313,627     3,687,605     5.40%
Federal funds purchased and
  repurchase agreements             15,799,413       756,088     4.79%
                                   -----------     ---------     ----
    Total interest-bearing
       liabilities                 184,668,539     6,895,222     3.73%
                                                   ---------
Non interest-bearing deposits       49,067,530
Other non interest-bearing
  liabilities                        1,984,377
Stockholders' equity                21,344,586
                                   -----------
Total average liabilities
  and stockholders' equity        $257,065,032
                                   ===========
Net interest income                              $12,468,927
                                                  ==========
Net yield on interest
  earning assets                                                 5.24%
                                                                 ====

(1) Interest income and yield are stated on a fully taxable-equivalent basis. The total amount of adjustment is $194,199. A federal tax rate of 34% was used in performing this calculation.

(2) The average balances of non-accruing loans and loans held for sale are included in the loan balance.

                                   -4-

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (Continued)

                                                  1996
                                  ------------------------------------
                                     Average       Interest     Yield/
ASSETS                               Balance       Inc./Exp.     Rate
                                  ------------   -----------    ------
Federal funds sold                $ 11,361,749   $   590,663     5.20%
Securities:
  Taxable                           78,493,267     4,619,558     5.89%
  Non-taxable (1)                    2,752,956       192,885     7.01%
Total loans and leases (1)(2)      129,443,069    12,495,000     9.65%
                                   -----------    ----------     ----
    Total earning assets           222,051,041    17,898,106     8.06%
                                   ===========
Reserve for loan losses             (3,503,861)
Other non interest-
  bearing assets                    21,384,220
                                   -----------
Total average assets              $239,931,400
                                   ===========

LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest-bearing deposits:
  Savings, money market and NOW   $ 94,508,038   $ 2,258,835     2.39%
  Time deposits                     66,704,196     3,581,610     5.37%
Federal funds purchased and
  repurchase agreements             11,798,277       527,313     4.47%
                                   -----------     ---------     ----
   Total interest-bearing
       liabilities                 173,010,511     6,367,758     3.68%
                                                   ---------
Non interest-bearing deposits       44,425,461
Other non interest-bearing
  liabilities                        1,977,905
Stockholders' equity                20,517,523
                                   -----------
Total average liabilities
  and stockholders' equity        $239,931,400
                                   ===========
Net interest income                              $11,530,348
                                                  ==========
Net yield on interest
  earning assets                                                 5.19%
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


Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (Continued)

                                                   1995
                                  ------------------------------------
                                     Average       Interest     Yield/
ASSETS                               Balance       Inc./Exp.     Rate
                                  ------------   -----------    ------
Federal funds sold                $  7,115,616   $   406,977     5.72%
Securities:
  Taxable                           69,470,273     4,055,415     5.84%
  Non-taxable (1)                    1,879,882       146,427     7.79%
Total loans and leases (1)(2)      127,033,820    12,450,001     9.80%
                                   -----------    ----------     ----
    Total earning assets           205,499,591    17,058,820     8.30%
                                                  ----------
Reserve for loan losses             (3,779,610)
Other non interest-
  bearing assets                    20,993,896
                                   -----------
Total average assets              $222,713,877
                                   ===========

LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest-bearing deposits:
  Savings, money market and NOW   $ 89,849,771   $ 2,417,573     2.69%
  Time deposits                     61,842,194     3,317,979     5.37%
Federal funds purchased and
  repurchase agreements             11,453,322       549,198     4.80%
                                   -----------     ---------     ----
    Total interest-bearing
       liabilities                 163,145,287     6,284,750     3.85%
                                                   ---------
Non interest-bearing deposits       39,366,065
Other non interest-bearing
  liabilities                        1,853,949
Stockholders' equity                18,348,576
                                   -----------
Total average liabilities
  and stockholders' equity        $222,713,877
                                   ===========
Net interest income                              $10,774,070
                                                  ==========
Net yield on interest
  earning assets                                                 5.24%
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

                                          1997 as compared to 1996
                                   --------------------------------------
                                            Due to a change in:
                                            -------------------
                                     Volume          Rate         Total
                                   ----------    ----------    ----------
Interest income from:
  Federal funds sold               $ (153,915)   $   27,268    $ (126,647)
  Securities:
    Taxable                           464,614       156,987       621,601
    Non-taxable                       273,841         5,781       279,622
  Loans & leases                      704,411       (12,944)      691,467
                                    ---------     ---------     ---------
Total                              $1,288,951    $  177,092    $1,466,043
                                    =========     =========     =========
Interest expense on:
  Interest-bearing deposits:
    Savings, money market and NOW  $  145,440    $   47,254    $  192,694
    Time deposits                      85,984        20,011       105,995
  Federal funds purchased and
    repurchase agreements             191,021        37,754       228,775
                                    ---------     ---------     ---------
Total                              $  422,444    $  105,020    $  527,464
                                    ---------     ---------     ---------
Net interest income                $  866,507    $   72,072    $  938,579
                                    =========     =========     =========

                                         1996 as compared to 1995
                                   --------------------------------------
                                            Due to a change in:
                                            -------------------
                                     Volume          Rate         Total
                                   ----------    ----------    ----------
Interest income from:
  Federal funds sold               $  220,678    $  (37,001)   $  183,686
  Securities:
    Taxable                           529,408        34,745       564,143
    Non-taxable                        61,121       (14,663)       46,458
  Loans & leases                      235,550      (190,551        44,999
                                    ---------     ---------     ---------
Total                              $1,046,766    $ (207,480)   $  839,286
                                    ---------     ---------     ---------
Interest expense on:
  Interest-bearing deposits:
    Savings, money market and NOW  $  110,811    $ (269,549)   $ (158,738)
    Time deposits                     263,631             0       263,631
  Federal funds purchased and
    repurchase agreements              15,911       (37,796)      (21,885)
                                    ---------     ---------     ---------
Total                              $  390,353    $ (307,345)   $   83,008
                                    ---------     ---------     ---------
Net interest income                $  656,413    $   99,865    $  756,278
                                    =========     =========     =========

Note: The change due to the volume/rate variance has been allocated to volume.


Securities Portfolio
--------------------

    The following table indicates the carrying value of the Company's consolidated securities portfolio at December 31, 1997, 1996 and 1995.


(in $000)

                                          1997        1996        1995
                                         ------      ------      ------
U.S. Government obligations             $21,134     $16,002     $17,160
U.S. Government agencies and corp.       64,667      67,043      54,627
Obligations of states and political
  subdivisions                            8,414       4,141       1,941
Other securities                            969         888         888
                                         ------      ------      ------
              Total                     $95,184     $88,074     $74,616
                                         ======      ======      ======

    The following table shows the maturities, carrying value and weighted average yields of the Company's consolidated securities portfolio at December 31, 1997. The yields are calculated by dividing the annual interest, net of amortization of premiums and accretion of discounts, by the amortized cost of the securities at the dates indicated. The yields on state and municipal securities are presented on a taxable equivalent basis.

                                    After one      After five
    Maturing:          Within       but within     but within        After
    --------          one year      five years     ten years      ten years
                    ------------   ------------   ------------   ------------
   (in $000)        Amount Yield   Amount Yield   Amount Yield   Amount Yield
   ---------        ------ -----   ------ -----   ------ -----   ------ -----
U.S. Govt. obli-
 gations held to
 maturity           $2,996  5.82%  $1,013  5.09%  $    0     0%  $   0      0%

U.S. Govt. obli-
 gations avail-
 able for sale       3,992  6.08%  13,133  6.21%       0     0%      0      0%

U.S. Govt. agencies
 & corps. held to
 maturity              999  5.80%   3,992  6.47%   4,978  6.62%      0      0%

U.S. Govt. agencies
 & corps. available
 for sale            3,999  5.91%       0     0%       0     0%       0     0%

State and political
 subdivisions
 held to maturity    1,740  6.80%     656  7.61%       0     0%   6,019  7.65%

Mortgage-backed
 securities avail-
 able for sale      14,274  6.19%   2,513  5.73%       0     0%       0     0%

Mortgage-backed
 securities held to
 maturity           10,889  6.19%  17,341  6.65%   5,681  6.63%       0     0%

Other securities         0     0%       0     0%       0     0%     969  6.25%


    Current estimated prepayment speed assumptions were used in estimating the maturities of mortgage-backed securities in the above table. At December 31, 1997, the Company did not own securities of any issuer where the aggregate book value of such securities exceeded ten percent of the Company's stockholders' equity.


Loan Portfolio
--------------

    The following table summarizes the distribution of the Bank's loan portfolio as of December 31 for each of the years indicated:


(in $000)                       1997     1996     1995     1994     1993
---------                      ------   ------   ------   ------   ------
Commercial and industrial    $ 18,066 $ 17,227 $ 13,784 $ 13,685 $ 11,108
Real estate - commercial       48,329   45,106   44,983   50,195   45,488
Real estate - residential      54,211   49,790   50,979   44,246   43,167
Real estate - construction      4,868    4,833    3,903    3,330    4,586
Mortgage loans held for sale    2,173    1,222    1,057      559   14,172
Loans to individuals           13,571   13,221   13,178   10,850   10,311
Other                             795      171      188      173      514
                              -------  -------  -------  -------  -------
              Total loans    $142,013 $131,570 $128,072 $123,038 $129,346
                              =======  =======  =======  =======  =======

    Loan maturities for commercial and real estate (construction) loans at December 31, 1997 were as follows: $9,180,622 due in one year or less; $9,865,047 due after one year through five years; $3,888,640 due after five years. Of the Bank's commercial and real estate (construction) loans due after one year, $8,924,480 have floating or adjustable rates and $4,829,207 have fixed rates.

Nonaccrual, Past Due and Restructured Loans
-------------------------------------------

    It is the policy of the Bank to discontinue the accrual of interest on loans when, in management's judgment, the collection of the full amount of interest is considered doubtful. This will generally occur once a loan has become 90 days past due, unless the loan is well secured and in the process of collection. The following table sets forth information on nonaccrual, past due loans and restructured loans as of December 31 for each of the years indicated:


(in $000)                      1997     1996     1995     1994     1993
---------                     ------   ------   ------   ------   ------
Nonaccrual loans              $  633   $  897   $1,650   $  909   $1,681
Accruing loans past due 90
 days or more                    239      370      160       66      346
Restructured loans                 0        0        0    1,155    1,357
                               -----    -----    -----    -----    -----
              Total           $  872   $1,267   $1,810   $2,130   $3,384
                               =====    =====    =====    =====    =====

    The entire "restructured loans" balance at December 31, 1994 in the above table was comprised of a single loan. That loan was placed on nonaccrual status in September of 1995 and transferred to "Other Real Estate Owned" in August of 1996.


    For the period ended December 31, 1997, the reduction of interest income associated with nonaccrual and restructured loans was $124,394. The interest on these loans that was included in interest income for 1997 was $19,475.

Potential Problem Loans
-----------------------

    As of December 31, 1997, other than the above, there were no loans where management had serious doubts as to the ability of the borrowers to comply with the present loan repayment terms.

Concentrations of Credit
------------------------

    As of December 31, 1997, except as disclosed in the above table, there were no concentrations of loans exceeding 10% of total loans.

Summary of Loan Loss Experience
-------------------------------

    The following table summarizes historical data with respect to loans outstanding, loan losses and recoveries, and the allowance for possible loan losses at December 31 for each of the years indicated:


(in $000)                         1997     1996     1995     1994     1993
---------                       -------  -------  -------  -------  -------
Average outstanding loans (1)  $136,844 $129,443 $127,034 $120,018 $122,411
                                =======  =======  =======  =======  =======


Allowance for possible loan losses
----------------------------------


(in $000)                         1997     1996     1995     1994     1993
                                -------  -------  -------  -------  -------
Balance at beginning of period  $ 3,482  $ 3,455  $ 3,703  $ 3,910  $ 4,178

Charge-offs:
  Commercial and industrial        (133)     (39)     (31)    (506)    (305)
  Real estate - commercial          (99)       0     (415)       0     (455)
  Real estate - residential         (16)     (53)     (70)    (221)    (169)
  Real estate - construction          0        0        0        0        0
  Loans to individuals             (118)    (138)    (113)    (112)     (87)
                                  -----    -----    -----    -----    -----
       Total charge-offs           (366)    (230)    (629)    (839)  (1,016)

Recoveries:
  Commercial and industrial          35      147      105      174       60
  Real estate - commercial            0       79       18        3       44
  Real estate - residential          41        1      100      128       11
  Real estate - construction          0        0        0        0        0
  Loans to individuals               24       30       38       27       33
                                  -----    -----    -----    -----    -----
       Total recoveries             100      257      261      332      148

Net (charge-off) recovery          (266)      27     (368)    (507)    (868)

Provision for possible
  loan losses                         0        0      120      300      600
                                  -----    -----    -----    -----    -----
Balance at end of period        $ 3,216  $ 3,482  $ 3,455  $ 3,703  $ 3,910
                                  =====    =====    =====    =====    =====
Ratio of net charge-offs to
  average loans                    .19%     .00%     .29%     .42%     .71%
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

-------------------------------------------

    The following table reflects the allocation of the allowance for loan losses and the percent of loans in each category to total outstanding loans, including loans held for sale, as of December 31 for each of the years indicated:


                      1997                 1996                 1995
              -------------------- -------------------- --------------------
                       Percent of           Percent of           Percent of
                       loans in             loans in             loans in
                       category to          category to          category
(in $000)      Amount  total loans  Amount  total loans  Amount  total loans
---------      ------  -----------  ------  -----------  ------  -----------
Commercial &
  industrial  $  318      12.7%    $  195      13.1%    $  165      10.9%

Real estate -
  commercial     565      34.1%       767      34.2%       746      35.1%

Real estate -
  residential    198      39.7%       166      38.8%       174      40.7%

Real estate -
  construction    62       3.4%        82       3.7%        96       3.0%

Loans to
  individuals    126      10.1%       126      10.2%       100      10.3%

Unallocated    1,947       N/A      2,146       N/A      2,174       N/A
               -----     -----      -----     -----      -----     -----
     Total    $3,216     100.0%    $3,482     100.0%    $3,455     100.0%
               =====     =====      =====     =====      =====     =====


                      1994                 1993
              -------------------- --------------------
                       Percent of           Percent of
                       loans in             loans in
                       category to          category to
(in $000)      Amount  total loans  Amount  total loans
---------      ------  -----------  ------  -----------
Commercial &
  industrial  $  165      11.2%    $  157       8.6%

Real estate -
  commercial   1,440      40.9%     1,986      35.2%

Real estate -
  residential    222      36.1%       217      44.6%

Real estate -
  construction    45       2.8%        32       3.6%

Loans to
  individuals     87       9.0%       126       8.0%

Unallocated    1,744       N/A      1,392       N/A
               -----     -----      -----     -----
     Total    $3,703     100.0%    $3,910     100.0%
               =====     =====      =====     =====


    The allocation of the allowance for possible loan losses to the categories of loans shown above includes both specific potential loss estimates for individual loans and general allocations deemed to be reasonable to provide for additional potential losses within the categories of loans set forth.


Deposits
--------

    The following table shows the average deposits and average interest rate paid for each of the last three years:


                        1997               1996               1995
                  ----------------   ----------------   ----------------
                  Average  Average   Average  Average   Average  Average
(in $000)         Balance   Rate     Balance   Rate     Balance   Rate
---------         -------  -------   -------  -------   -------  -------
Demand deposits  $ 49,068   0.00%   $ 44,426   0.00%   $ 39,366   0.00%

NOW deposits       22,560   1.20%     22,544   1.29%     21,621   1.78%

Money market
 deposits          27,996   2.74%     27,924   2.75%     26,812   2.91%

Savings deposits   49,999   2.83%     44,040   2.73      41,417   3.02%

Time deposits      68,314   5.40%     66,704   5.37%     61,842   5.37%
                  -------   ----     -------   ----     -------   ----
          Total  $217,937   2.82%   $205,638   2.84%   $191,058   3.00%
                  =======   ====     =======   ====     =======   ====


    As of December 31, 1997, the Bank had certificates of deposit in amounts of $100,000 or more aggregating $21.2 million. These certificates of deposit mature as follows:


     Maturity                               Amount (in $000)
     --------                               ----------------
3 months or less                                $10,251
Over 3 months through 6 months                    2,826
Over 6 months through 12 months                   6,075
Over 12 months                                    2,032
                                                 ------
          Total                                 $21,184
                                                 ======

Return on Equity and Assets
---------------------------

    The following table summarizes various financial ratios of the Company for each of the last three years:

                                           Years ended December 31,
                                      --------------------------------
                                        1997        1996        1995
                                        ----        ----        ----
Return on average total
  assets (net income divided
  by average total assets)              1.33%       1.31%       1.19%

Return on average
  stockholders' equity
  (net income divided by
  average stockholders'
  equity)                              16.07%      15.36%      14.41%

Dividend payout ratio
  (total declared dividends
  per share divided by net
  income per share)                    24.43%      24.99%      27.86%


Equity to assets (average
  stockholders' equity as
  a percentage of average
  total assets)                         8.30%       8.55%       8.24%


Short-Term Borrowings
---------------------

    The Bank engages in certain borrowing agreements throughout the year. These are in the ordinary course of the Bank's business. Such short-term borrowings consisted of securities sold under repurchase agreements, which are short-term borrowings from customers, and federal funds purchased. The following table summarizes such short-term borrowings at December 31 for each of the years indicated:


                          Weighted   Max.                        Weighted
                          average    amount                      average
                          interest   out-           Average      interest
Year         Balance,     rate at    standing       amount       rate
ended        end of       end of     at any         out-         during
12/31/97     period       period     month-end      standing     period
--------------------------------------------------------------------------
Federal
Funds
Purchased   $ 3,000,000     7.05%   $ 3,000,000     $    55,616    5.95%

Repurchase
Agreements   13,637,063     4.71%    20,135,834      15,743,797    4.78%


                          Weighted   Max.                        Weighted
                          average    amount                      average
                          interest   out-           Average      interest
Year         Balance,     rate at    standing       amount       rate
ended        end of       end of     at any         out-         during
12/31/96     period       period     month-end      standing     period
--------------------------------------------------------------------------
Federal
Funds
Purchased   $         0        0%   $         0     $     2,732    6.40%

Repurchase
Agreements   11,454,687     4.45%    14,435,268      11,795,545    4.39%


                          Weighted   Max.                        Weighted
                          average    amount                      average
                          interest   out-           Average      interest
Year         Balance,     rate at    standing       amount       rate
ended        end of       end of     at any         out-         during
12/31/95     period       period     month-end      standing     period
--------------------------------------------------------------------------
Federal
Funds
Purchased   $ 1,000,000     6.40%   $ 6,200,000     $ 1,536,438    6.12%

Repurchase
Agreements    8,289,963     4.38%    14,374,499       9,916,887    4.56%


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

    The Bank's Stow Office (1,228 square feet) at 159 Great Road, Stow, Massachusetts, the Concord office (1,200 square feet) at 1134 Main Street, Concord, Massachusetts, the Acton office (2,100 square feet) at 274 Great Road, Acton, Massachusetts, the Marlboro office (1,110 square feet) at 500 Boston Post Road, Marlboro, Massachusetts and the Boxboro office (679 square feet) at 629 Mass Avenue, Boxboro, Massachusetts, are leased by the Bank from third parties.

    All properties occupied by the Bank are in good condition, and are adequate at present and for the foreseeable future for the purposes for which they are being used. In the opinion of management the properties are adequately insured.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

                               PART II
                               -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    There is no established public trading market for the Company's common stock.

    The record number of holders of the Company's common stock was approximately 437 as of March 20, 1998.

    The Company customarily declares quarterly cash dividends on its outstanding common stock. The following table sets forth the cash dividends per share declared for the years 1997 and 1996:

                                    1997              1996
                                  ------            ------
               First quarter       $.068            $ .061
               Second quarter       .070              .062
               Third quarter        .072              .064
               Fourth quarter       .075              .066
                                   -----             -----
                 Total            $ .285            $ .253
                                   =====             =====

    For a discussion of restrictions on the ability of the Bank to pay dividends to the Company, see footnote 12 on page 21 of the Annual Report to Shareholders for the year ended December 31, 1997, which is hereby incorporated by reference.


ITEM 6.  SELECTED FINANCIAL DATA

    A five year summary of selected consolidated financial data for the Company is presented on page 1 of the Annual Report to Shareholders for the year ended December 31, 1997 and is hereby incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of financial condition and results of operations is contained on pages 26 through 29 of the Annual Report to Shareholders for the year ended December 31, 1997 and is hereby incorporated by reference.

    It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities in an effort to prudently manage interest rate risk. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Company's ability to adjust the rates of its interest rate sensitive assets in response to such changes. The Company's positive one-year cumulative gap position at December 31, 1997, which represents the excess of repricing assets versus repricing liabilities, was 3.2% expressed as a percentage of total assets.

The following table presents rate-sensitive assets and rate-sensitive liabilities as of December 31, 1997:


(Dollars in thousands)                               December 31, 1997

---------------------------------------------------------------------------------------------------
                          1 to 6        7 to 12      1 to 2       2 to 5       Over 5
                          Months        Months       Years        Years        Years          Total
                         ----------   ---------    ----------   ---------    ---------   ----------
RATE-SENSITIVE ASSETS
Federal funds sold       $   14,600   $            $            $            $           $   14,600
Securities                   21,252       15,631       25,557       15,097      17,647       95,184
Adjustable-rate loans        53,154       13,662       19,150       22,002         506      108,474
Fixed-rate loans              5,491        3,480        5,489        9,343       9,736       33,539
                          ---------    ---------    ----------   ----------   --------    ---------
                 Total   $   94,497   $   32,773   $   50,196   $   46,442   $  27,889   $  251,797
                          ---------    ---------    ----------   ---------    --------    ---------

RATE-SENSITIVE LIABILITIES
Demand deposits          $            $            $            $            $  55,679   $   55,679
NOW accounts*                                                                   26,744       26,744
Money market accounts        29,057                                                          29,057
Savings accounts                                                                34,814       34,814
Cash management accounts     15,580                                                          15,580
Certificates of deposit      38,904       18,366        5,797        7,789          59       70,915
Short term borrowings        16,637                                                          16,637
                          ---------    ---------    ----------   ---------    --------    ---------
                Total    $  100,178   $   18,366   $    5,797   $    7,789   $ 117,296   $  249,426
                          ---------    ---------    ----------   ---------    --------    ---------
Gap                      $   (5,681)  $   14,407   $   44,399   $   38,653   $ (89,407)  $    2,371
                          ==========   =========    =========    =========    ========    =========
Cumulative Gap           $   (5,681)  $    8,726   $   53,125   $   91,778   $   2,371
                          ==========   =========    =========    =========    ========

Gap as a percent of
  total assets               (2.07%)       5.26%       16.23%       14.13%     (32.68%)

Cumulative gap as a
  percent of total assets    (2.07%)       3.19%       19.42%       33.55%       0.87%

* Cumulative gap as a
    percent of total
    assets if NOW accounts
    are considered
    immediately
    withdrawable            (11.85%)      (6.59%)       9.64%       23.77%       0.87%


The "adjustable-rate loans" and "fixed-rate loans" figures in the above table include loans held for sale. For purposes of this table, the Bank's FlexValue deposit account balances have been included in the "Money market accounts" category. Whenever possible, maturity dates or contractual repricing dates were used in the preparation of the above table. In addition to those factors, certain assumptions are utilized in preparing the table. The Bank's historical experience over the past ten years, during which time interest rates have risen and fallen significantly, has shown that savings account balances, demand deposit balances and NOW account balances are rate insensitive. Other deposit categories are considered to be rate sensitive.
That rate sensitivity or insensitivity is reflected in the above table.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Interest rate risk is the sensitivity of income to variations in interest rates over a specified time horizon. The primary goal of interest rate risk management is to control this risk within limits approved by the Board of Directors and narrower guidelines approved by the Asset/Liability Committee. Those limits and guidelines reflect the Company's tolerance for interest rate risk.

    The Company also uses simulation analysis to measure the exposure of net interest income to changes in interest rates over a one year time horizon. Simulation analysis involves projecting future income and expense from the Company's assets and liabilities under various interest rate scenarios.

    The Company's limits on interest rate risk specify that if interest rates were to shift immediately up or down by 200 basis points, estimated net interest income for the subsequent twelve months should decline by no more than $500,000. The following table sets forth the Company's estimated net interest income exposure, assuming an immediate, parallel shift in interest rates:


              Rate Change                 Estimated Exposure to
            (Basis Points)                Net Interest Income
            --------------                ---------------------
                 +200                           $517,567
                 -200                           (399,180)


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements are included on page
1 and on pages 9 through 25 of the Annual Report to shareholders for the year ended December 31, 1997 and are hereby incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in the Company's independent public accountants or disagreements with the Company's accountants on accounting or financial disclosure during the 24 months ended December 31, 1997 or in any period subsequent to the most recent financial statements.

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


                                                  Business Experience
                                        Term of       During Past
  Name           Age    Position        Office        Five Years
----------       ---    -----------     --------  ------------------------
Richard K.        45    Senior Vice               Senior Vice President,
  Bennett               President                 Vice President,
                        of Bank                   Community National Bank

Grace L. Blunt    43    Senior Vice               Senior Vice President,
                        President                 Vice President, Community
                        of Bank                   National Bank, Assistant
                                                  Clerk, Community Bancorp,
                                                  Inc.

Alfred A.         80    Director of       2000    Retired
  Cardoza (1)           Company and
                        Bank

Argeo R.          74    Director of       2000    Retired; formerly
  Cellucci (1)          Company and               President and Treasurer,
                        Bank                      Washington Street
                                                  Motors, Inc.; President,
                                                  Cellucci Hudson Corp.

Antonio           58    Director of       2000    President and Treasurer,
  Frias (1)             Company and               S & F Concrete
                        Bank                      Contractors, Inc.;
                                                  Secretary/Clerk, Frias
                                                  Bros. Service Station

John P. Galvani   41    Senior Vice               Senior Vice President,
                        President                 Vice President,
                        of Bank                   Community National Bank

I. George Gould   81    Director of       1999    Chairman, Gould's, Inc.
                        Company and
                        Bank

Horst Huehmer     70    Director of       1998    Retired; formerly
                        Company and               Manager, Hudson Light
                        Bank                      and Power Department



Donald R.         48    Treasurer and     1998    Executive Vice
  Hughes, Jr.           Clerk of                  President, Community
                        Company; Exec.            National Bank;
                        Vice President            Treasurer and Clerk,
                        of Bank; Director         Community Bancorp, Inc.
                        of Company and
                        Bank

James A. Langway  58    President &       1999    President and CEO,
                        CEO of Company            Community National Bank
                        and Bank;                 and Community
                        Director of               Bancorp, Inc.
                        Company and
                        Bank

Robert E. Leist   44    Senior Vice               Senior Vice President,
                        President                 Vice President,
                        of Bank                   Community National Bank

Janet A. Lyman    51    Senior Vice               Senior Vice President,
                        President                 Vice President,
                        of Bank                   Community National Bank

Dennis F.         60    Chairman of       2000    President and
  Murphy, Jr. (1)       the Board,                Treasurer, D. F.
                        Company and               Murphy Insurance
                        Bank                      Agency, Inc.;
                                                  Treasurer, Village
                                                  Real Estate

David L.          69    Director of       1999    Chairman of the Board,
  Parker (2)            Company and               Larkin Lumber Co.
                        Bank

Mark Poplin       74    Director of       1998    President and
                        Company and               Treasurer, Poplin
                        Bank                      Supply Co.;
                                                  Secretary, Poplin
                                                  Furniture Co.

David W.          56    Director of       1998    President & Treasurer,
  Webster (2)           Company and               A. T. Knight Fuel Co.,
                        Bank                      Inc.


(1) Messrs. Huehmer, Hughes, Poplin and Webster have been nominated for election at the 1998 Annual Meeting to serve until 2001.

(2) Mr. Webster's wife and Mr. Parker are cousins.

    No Director holds a directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

                                  -20-

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth all plan and non-plan compensation awarded to, earned by or paid to the CEO and other executive officers whose aggregate compensation exceeded $100,000 by the Company and the Bank for 1997, 1996 and 1995.

                        Summary Compensation Table
                        --------------------------

                                         Annual Compensation
                            ---------------------------------------------

       (a)                   (b)       (c)         (d)          (i)  (1)

Name and                                                      All Other
Principal Position          Year      Salary      Bonus     Compensation
------------------          ----      ------      -----     ------------
James A. Langway            1997     $205,353    $75,000       $ 8,989
President and CEO           1996      195,574     68,451         8,838
of the Company and          1995      186,261     55,000         2,982
the Bank

Donald R. Hughes, Jr.       1997      116,757     28,605         8,104
Treasurer and Clerk of      1996      111,197     27,244         7,825
Company; Executive Vice     1995      105,902     26,740         2,062
President of the Bank

Richard K. Bennett          1997       85,772     14,581         5,037
Senior Vice President       1996       81,688     13,887         3,999
of the Bank                 1995       77,798     13,615         1,335


Notes:

1. The Company maintains an Employee Stock Ownership Plan (ESOP) for employees age 21 or older who are participants in the Company's Retirement Plan and who meet other requirements. The Company also maintains a 401(k) Savings Plan (401(k) Plan) for employees age 21 or over and who meet other requirements. Messrs. Langway, Hughes and Bennett are participants in the Company's ESOP and 401(k) Plans. Of the $8,989 reported above for 1997 in column (i) for Mr. Langway, $3,520 represents Company ESOP contributions, $4,750 represents Company 401(k) Plan contributions and $719 represents group life insurance premiums paid by the Company. Of the $8,104 reported above for 1997 in column (i) for Mr. Hughes, $3,240 represents Company ESOP contributions, $4,361 represents Company 401(k) Plan contributions and $504 represents group life insurance premiums paid by the Company. Of the $5,037 reported above for 1997 in column (i) for Mr. Bennett, $2,266 represents Company ESOP contributions, $2,663 represents Company 401(k) Plan contributions and $108 represents group life insurance premiums paid by the Company.


Compensation of Directors
-------------------------

    The Bank paid its Directors an annual fee of $9,098 in 1997. The Chairman of the Board was paid $15,164 in 1997. Director fees are paid on a monthly basis. The Company pays no compensation to its Directors for their services.

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

    The Company has entered into an Executive Supplemental Income Agreement with James A. Langway, President and Chief Executive Officer of the Company, which commenced July 12, 1988 and which specifies benefits payable to Mr. Langway for a ten (10) year period following the date on which he ceases to be employed by the Company. The Agreement provides that the Company will pay Mr. Langway $40,774 each year, increased by increases in the Consumer Price Index, for a ten (10) year period following the date he ceases to be employed by the Company for any cause whatsoever after attaining age 55. The Agreement was amended on January 26, 1990, increasing the annual base retirement benefit to be paid to Mr. Langway from $40,774 to $60,774 each year, increased by increases in the Consumer Price Index in the same manner as the original Agreement. Mr. Langway attained age 55 during 1994. The Company records annual expense in anticipation of future payments expected to be made under this Agreement. The annual expense amount recorded is determined by an independent actuary based on Mr. Langway's life expectancy at the time he begins receiving payments. During 1997, the Company recorded $47,340 in such expense.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table and related notes set forth information regarding stock owned by each of the Directors of the Company and Bank and by all officers and Directors of the Company and Bank as a group at March 20, 1998.


                                        Amount and Nature of
                                        Beneficial Ownership
Title                                  (Number of shares) (1)          Percent
  of        Name of            -------------------------------------     of
Class   Beneficial Owner       Sole (2)     Shared (3)        Total     Class
-----   ----------------       --------     ----------        ------   -------
Common  Alfred A. Cardoza       12,600        9,886           22,486      .8%
Stock
($2.50  Argeo R. Cellucci        6,728            0            6,728      .2%
 par)
        Antonio Frias           19,858            0           19,858      .7%

        I. George Gould          9,235      108,828 (4)      118,063     4.0%

        Horst Huehmer           18,532        4,100           22,632      .8%

        Donald R. Hughes, Jr.    2,000      111,859 (4,5)    113,859     3.9%

        James A. Langway        91,170      101,746 (4,6,7)  192,916     6.6%

        Dennis F. Murphy, Jr.  193,724      250,948          444,672    15.2%

        David L. Parker         22,514       21,784 (8)       44,298     1.5%

        Mark Poplin             45,428      107,336          152,764     5.2%

        David W. Webster           750       76,741 (7)       77,491     2.6%

        All directors and
        officers of the
        Company and Bank
        as a group
        (20 persons)           423,867      719,799 (4,9)  1,143,666    39.1%


(1) Based upon information provided to the Company by the indicated persons. Certain directors may disclaim beneficial ownership of certain of the shares listed beside their names.

(2) Indicates sole voting and investment power.

(3) Indicates shared voting and investment power.

(4) Includes 73,075 shares held by the Company's ESOP for which Messrs. Gould, Hughes and Langway are co-trustees.

(5) Includes 8,784 shares held by the Company's 401(k) plan for which Mr. Hughes has voting power in certain circumstances.

(6) Includes 15,132 shares held by the Company's 401(k) plan for which Mr. Langway has voting power in certain circumstances.



(7) Includes 13,314 shares held in the name of Katherine A. Knight, for whose estate Mr. Langway and Mr. Webster's wife are co-executors.

(8) Includes 2,000 shares held by the Unitarian Church of Marlboro and Hudson, MA, for which Mr. Parker is a trustee, and 13,584 shares held in the name of Arline Parker, for whom Mr. Parker has power of attorney.

(9) Includes 64,563 shares held by the Company's 401(k) plan for which Grace
    L. Blunt, Senior Vice President, and Robert E. Leist, Senior Vice President, are co-trustees.


    The following persons own beneficially more than five percent of the outstanding stock of the Company as of March 20, 1998:

                                             Amount and
    Title        Name and Address            Nature of          Percent
      of           of Beneficial             Beneficial          of
    Class             Owner                  Ownership          Class
    -----        ----------------            ----------         -------
Common Stock    Dennis F. Murphy, Jr.      444,672 shares        15.2%
($2.50 par)     44 Wilder Road
                Bolton, MA  01740

                James A. Langway           192,916 shares (1)     6.6%
                1143 Grove Street
                Framingham, MA  01701

                Mark Poplin                152,764 shares         5.2%
                108 Barretts Mill Road
                Concord, MA  01742

                Einar P. Robsham           151,900 shares         5.2%
                164 Cochituate Road
                Wayland, MA  01778


(1) Includes 73,075 shares held by the Company's ESOP for which Mr. Langway is a trustee, 15,132 shares held by the Company's 401(k) plan for which Mr. Langway has voting power in certain circumstances, and 13,314 shares held in the name of Katherine A. Knight, for whose estate Mr. Langway is a co-executor.


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

    In October of 1997, the Bank entered into a third-party insurance sales agreement with Murphy Insurance Brokerage, Ltd. ("Murphy"). Entering into the agreement was intended to implement a decision of the Board of Directors to expand the Bank's product line by offering insurance products to the public. The extent and the form of the arrangement between the Bank and Murphy are still under discussion based on regulatory issues and the volume of sales which can be reasonably expected. Murphy Insurance Brokerage, Ltd. is a subsidiary of Murphy Insurance Agency, Inc., which is owned by Dennis F. Murphy, Jr., Chairman of the Company's Board of Directors. The third-party arrangement between the Bank and Murphy had no material affect on the Company's 1997 financial statements or results of operations.

                                PART IV
                                -------

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENTS

(a) 1. & 2. Index to Consolidated Financial Statement Schedules
            ---------------------------------------------------

    The following consolidated financial statements, which are included in the Annual Report to Shareholders of Community Bancorp, Inc. for the year ended December 31, 1997, are hereby incorporated by reference:

                                                   Annual Report to
                                                     Shareholders
          Description                               page reference

Consolidated balance sheets at
  December 31, 1997 and 1996                               9

Consolidated statements of income for
  the years ended December 31, 1997,
  1996 and 1995                                           10

Consolidated statements of stockholders'
  equity for the years ended December 31, 1997,
  1996 and 1995                                           11

Consolidated statements of cash flows
  for the years ended December 31, 1997,
  1996 and 1995                                         12 - 13

Notes to consolidated financial statements              14 - 24


    With the exception of the aforementioned information, and information incorporated by reference in Items 5, 6, 7, and 8, the Annual Report to Shareholders for the year ended December 31, 1997 is not deemed to be filed as part of this Form 10-K. Certain schedules required by Regulation S-X have been omitted as the items are either not applicable or are presented in the notes to the financial statements contained in the Annual Report to Shareholders for the year ended December 31, 1997.


     3.  Exhibits
         --------
         See accompanying Exhibit Index.


(b) The Company did not file a Form 8-K during the quarter ended December 31, 1997.

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

10.5    Severance Agreement dated June 10, 1986
        between Community Bancorp, Inc. and
        Donald R. Hughes, Jr.                                      (d)

10.6    Executive Supplemental Income Agreement
        dated July 12, 1988 between Community
        Bancorp, Inc. and James A. Langway                         (e)

10.7    Amendment to Executive Supplemental
        Income Agreement dated January 26, 1990
        between Community Bancorp, Inc. and
        James A. Langway.                                          (f)

10.8    Stock Purchase Agreement dated March 29, 1993
        by and among Community Bancorp, Inc. and
        certain specific persons.                                  (g)

13.     1997 Annual Report to shareholders

21.     Subsidiaries of Company                                  Page 29

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

1.  Community National Bank, a national banking association.

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMMUNITY BANCORP, INC.


Date: March 20, 1998                  By: /s/ Donald R. Hughes, Jr.
      --------------                      -------------------------
                                          Donald R. Hughes, Jr.
                                          Treasurer and Clerk



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                                 Name and Capacity
    ----                                 -----------------

March 20, 1998                    /s/ James A. Langway
--------------                    ---------------------------------
                                  James A. Langway, President & CEO
                                  Principal Executive Officer

March 20, 1998                    /s/ Donald R. Hughes, Jr.
--------------                    ---------------------------------
                                  Donald R. Hughes, Jr., Treasurer & Clerk,
                                  Principal Financial Officer and Principal
                                  Accounting Officer


March 20, 1998                    /s/ James A. Langway
--------------                    ---------------------------------
                                  James A. Langway, Director


March 20, 1998                    /s/ Donald R. Hughes, Jr.
--------------                    ---------------------------------
                                  Donald R. Hughes, Jr., Director


March 20, 1998                    /s/ Alfred A. Cardoza
--------------                    ---------------------------------
                                  Alfred A. Cardoza, Director


March 20, 1998                    /s/ I. George Gould
--------------                    ---------------------------------
                                  I. George Gould, Director


March 20, 1998                    /s/ Argeo R. Cellucci
--------------                    ---------------------------------
                                  Argeo R. Cellucci, Director


March 20, 1998                    /s/ Mark Poplin
--------------                    ---------------------------------
                                  Mark Poplin, Director

                         SUPPLEMENTAL INFORMATION
                         ------------------------

    Copies of the Notice of Annual Meeting of Shareholders, Proxy Statement and Proxy For Annual Meeting of Shareholders for the Registrant's 1997 annual meeting of shareholders, to be held on April 14, 1998, are being submitted separately as an EDGAR Submission Type DEF 14A. Such material is not deemed to be filed with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act.