Form 10-Q
period 1998-03-31
COMMUNITY BANCORP INC /MA/
filed 1998-04-29
CIK 742170

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549



                                FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



                    FOR THE QUARTER ENDED MARCH 31, 1998



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




                               Common Stock
                             $2.50 par value
                       2,926,257 shares outstanding
                           as of April 20, 1998

                        PART I - FINANCIAL INFORMATION

                            COMMUNITY BANCORP, INC.
Item 1.                   CONSOLIDATED BALANCE SHEETS
                                                March 31,     December 31,
                                                  1998            1997
                                              ------------    ------------
ASSETS
Cash and due from banks                       $ 19,249,253    $ 16,704,667
Federal funds sold                              15,600,000      14,600,000
Securities available for sale, at market        36,778,085      38,880,166
Securities held to maturity (market value
  $61,189,616 at 3/31/98 and $56,404,323
  at 12/31/97)                                  60,971,501      56,304,224
Mortgage loans held for sale                     2,520,950       2,173,322

Loans                                          139,780,721     139,839,853
Less allowance for possible loan losses          3,125,737       3,215,559
                                               -----------     -----------
       Total net loans                         136,654,984     136,624,294

Premises and equipment, net                      4,792,811       4,637,965
Other assets, net                                3,568,148       3,625,889
                                               -----------     -----------
                Total assets                  $280,135,732    $273,550,527
                                               ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                        $ 55,347,512    $ 55,678,794
   Interest bearing                            181,060,875     177,109,740
                                               -----------     -----------
       Total deposits                          236,408,387     232,788,534

 Federal funds purchased and securities
   sold under repurchase agreements             18,644,939      16,637,064
 Other liabilities                               1,945,621       1,688,830
                                               -----------     -----------
            Total liabilities                  256,998,947     251,114,428

Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 12,000,000
   shares authorized, 3,199,218 shares issued,
   2,926,257 shares outstanding                  7,998,045       7,998,045
 Surplus                                           414,120         414,120
 Undivided profits                              17,114,064      16,418,790
 Treasury stock, at cost, 272,961 shares        (2,529,552)     (2,529,552)
 Accumulated other comprehensive income            140,108         134,696
                                               -----------     -----------
            Total stockholders' equity          23,136,785      22,436,099
                                               -----------     -----------
                Total liabilities and
                    stockholders' equity      $280,135,732    $273,550,527
                                               ===========     ===========

                            See accompanying notes.

                            COMMUNITY BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                                    Three months ended
                                                         March 31,
                                                --------------------------
                                                   1998            1997
                                                ----------      ----------
Interest income:
  Interest and fees on loans                    $3,346,892      $3,095,446
  Interest and dividends on securities:
    Taxable interest                             1,277,759       1,299,399
    Nontaxable interest                             94,967          62,999
    Dividends                                       16,670          15,077
  Interest on federal funds sold                   184,891          86,512
                                                 ---------       ---------
    Total interest income                        4,921,179       4,559,433
                                                 ---------       ---------
Interest expense:
  Interest on deposits                           1,609,620       1,473,902
  Interest on short term borrowings                196,154         165,332
                                                 ---------       ---------
    Total interest expense                       1,805,774       1,639,234
                                                 ---------       ---------

Net interest income                              3,115,405       2,920,199
                                                 ---------       ---------
Provision for possible loan losses                       0               0
                                                 ---------       ---------
Net interest income after provision
  for possible loan losses                       3,115,405       2,920,199
                                                 ---------       ---------
Noninterest income:
  Merchant credit card assessments                 304,205         248,786
  Service charges                                  148,178         154,029
  Other charges, commissions and fees              267,187         192,499
  Gains on sales of loans, net                      42,728           2,585
  Losses on sales of securities                          0         (12,876)
  Other                                             20,303          33,557
                                                 ---------       ---------
    Total noninterest income                       782,601         618,580
                                                 ---------       ---------
Noninterest expense:
  Salaries and employee benefits                 1,261,079       1,189,385
  Data processing                                  148,657         143,779
  Occupancy, net                                   144,565         132,748
  Furniture and equipment                          116,987         100,371
  Credit card processing                           242,906         200,558
  Other                                            522,935         515,630
                                                 ---------       ---------
    Total noninterest expense                    2,437,129       2,282,471
                                                 ---------       ---------
Income before income taxes                       1,460,877       1,256,308
Income taxes                                       540,281         480,493
                                                 ---------       ---------
Net income                                      $  920,596      $  775,815
                                                 =========       =========

Earnings per common share                       $     .315      $     .264

Dividends per share                             $     .077      $     .068

Weighted average number of shares                2,926,257       2,935,012

                          See accompanying notes.


                          COMMUNITY BANCORP, INC.
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                    Three months ended
                                                         March 31,
                                                 -------------------------
                                                     1998           1997
                                                 ----------     ----------
Net income                                       $  920,596     $  775,815
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) arising
    during period                                     5,412        (40,036)
  Less:  reclassification adjustment for
    (gains) losses included in net income                 0         12,876
                                                    -------        -------
Other comprehensive income                            5,412        (27,160)
                                                    -------        -------
Comprehensive income                             $  926,008     $  748,655
                                                    =======        =======

                         See accompanying notes.

                          COMMUNITY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Three months ended
                                                         March 31,
                                                --------------------------
                                                    1998           1997
                                                -----------    -----------
Cash flows from operating activities:
  Interest received                             $ 4,896,060    $ 4,433,932
  Fees and commissions received                     799,578        489,461
  Proceeds from secondary market
    mortgage sales                                8,396,452      1,812,922
  Origination of mortgage loans for
    secondary market sales                      (11,616,847)    (1,678,195)
  Interest paid                                  (1,817,377)    (1,694,698)
  Cash paid to suppliers & employees             (2,268,613)    (1,926,262)
  Income taxes paid                                (253,979)      (239,090)
                                                 ----------     ----------
Net cash (used in) provided by operating
  activities                                     (1,864,726)     1,198,070
                                                 ----------     ----------
Cash flows from investing activities:
  Maturities and principal repayments of
    securities available for sale                 2,196,057      1,590,025
  Maturities and principal repayments of
    securities held to maturity                   9,163,728      2,204,368
  Sales of securities available for sale                  0      2,004,596
  Purchases of securities available for sale        (84,600)    (9,079,375)
  Purchases of securities held to maturity      (13,831,005)    (2,913,032)
  Net change in federal funds sold               (1,000,000)     6,800,000
  Net change in loans and other real estate
    owned                                         2,917,016       (305,683)
  Acquisition of property, plant and equipment     (360,142)      (245,425)
                                                 ----------     ----------
Net cash (used in) provided by investing
  activities                                       (998,946)        55,474
                                                 ----------     ----------
Cash flows from financing activities:
  Net change in deposits                          3,619,853     (1,503,084)
  Net change in federal funds purchased          (3,000,000)             0
  Net change in repurchase agreements             5,007,874      1,618,146
  Dividends paid                                   (219,469)      (193,710)
                                                 ----------     ----------
Net cash provided by (used in) financing
  activities                                      5,408,258        (78,648)
                                                 ----------     ----------
Net increase in cash and due from banks           2,544,586      1,174,896

Cash and due from banks at beginning
  of period                                      16,704,667     14,391,567
                                                 ----------     ----------
Cash and due from banks at end of period        $19,249,253    $15,566,463
                                                 ==========     ==========

                            See accompanying notes.

                            COMMUNITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  Reconciliation of Net Income to Net Cash Provided by Operating Activities
                                                    Three months ended
                                                         March 31,
                                                --------------------------
                                                    1998           1997
                                                -----------    -----------
Net income                                      $   920,596    $   755,815

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      (Increase) decrease in mortgage loans
        held for sale                            (3,286,282)        98,303
      Premium on sale of mortgages                   65,887         36,424
      Depreciation and amortization                 205,297        197,140
      (Decrease) increase in other liabilities      (36,776)       159,073
      Increase in taxes payable                     286,302        241,403
      (Decrease) in interest payable                (11,603)       (55,464)
      Decrease (increase) in other assets            16,973       (129,122)
      (Increase) in interest receivable             (25,120)      (125,502)
                                                  ---------      ---------
         Total adjustments                       (2,785,322)       422,255
                                                  ---------      ---------
Net cash (used in) provided by operating
  activities                                    $(1,864,726)   $ 1,198,070
                                                  =========      =========

                           See accompanying notes.


                          COMMUNITY BANCORP, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1998
__________________________________________________________________________

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1997.


2.   EARNINGS PER SHARE

     The Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS No. 128), effective December 31, 1997. This Statement requires the presentation of "basic" earnings per share, which excludes the effect of dilution, and "diluted" earnings per share, which includes the effect of dilution. The Company's "basic" and "diluted" earnings per share computations are identical in the periods presented, as there is no dilution effect. Earnings per share is based on the weighted average number of shares outstanding during the period.


3.   COMPREHENSIVE INCOME

     The Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130), effective January 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. The Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

     The Company has chosen to disclose comprehensive income in a separate income statement, in which the components of comprehensive income are displayed net of income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive income for the three months ended March 31, 1998 and 1997:

<CAPTION
                                         Three months ended March 31, 1998
                                      ---------------------------------------
                                                        Tax
                                      Before-Tax     (Expense)    Net-of-Tax
                                       Amount        or Benefit     Amount
                                     -----------    -----------   ----------
Unrealized gains (losses) on
 securities:
   Unrealized holding gains (losses)
    arising during period            $     9,379    $    (3,967)  $    5,412
   Less: reclassification adjustment
    for (gains) losses realized in
    net income                                 0              0            0
                                          ------         ------       ------
   Net unrealized gains (losses)           9,379         (3,967)       5,412
                                          ------         ------       ------
Other comprehensive income           $     9,379    $    (3,967)  $    5,412
                                          ======         ======       ======

                                         Three months ended March 31, 1997
                                      ---------------------------------------
                                                        Tax
                                      Before-Tax     (Expense)    Net-of-Tax
                                       Amount        or Benefit     Amount
                                     -----------    -----------   ----------
Unrealized gains (losses) on
 securities:
   Unrealized holding gains (losses)
    arising during period            $   (59,948)   $    25,358   $  (34,590)
   Less: reclassification adjustment
    for (gains) losses realized in
    net income                            12,876         (5,446)       7,430
                                          ------         ------       ------
   Net unrealized gains (losses)         (47,072)        19,912      (27,160)
                                          ------         ------       ------
Other comprehensive income           $   (47,072)   $    19,912   $  (27,160)
                                          ======         ======       ======


The following table sets forth the components of accumulated other comprehensive income for the three months ended March 31, 1998 and 1997:

                                                   Three months ended
                                                        March 31,
                                               --------------------------
                                                   1998            1997
                                               ----------      ----------
Beginning balance                              $  134,696      $  (10,030)
Unrealized gains (losses) on
 securities, net                                    5,412         (27,160)
                                                  -------         -------
Ending balance                                 $  140,108      $  (37,190)
                                                  =======         =======

4.   OPERATING SEGMENTS

     The Company adopted Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information", (SFAS No. 131), effective January 1, 1998. This Statement establishes standards for reporting information about segments in annual and interim financial statements. SFAS No. 131 introduces a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other in which management disaggregates a company. Based on the "management approach" model, the Company has determined that its business is comprised of a single operating segment and that SFAS No. 131 therefore has no impact on its financial statements.


5.   RECLASSIFICATIONS

     Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period's presentation. The reclassifications have no effect on net income.

                       PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The Company recorded net income of $920,596 for the three months ended March 31, 1998, representing an increase of $144,781 or 18.7% over $775,815 for the same period in 1997. Earnings per share of $.315 for the current period represented an increase of $.051 from $.264 for the three months ended March 31, 1997.

The improvement in net income resulted primarily from an increase in net interest income and noninterest income, partially offset by increases in salaries and benefits, occupancy, furniture and equipment and credit card processing.

Deposits of $236,408,387 at March 31, 1998 increased by $3,619,853 or 1.6% from $232,788,534 at December 31, 1997. The increase in deposits occurred in the interest bearing categories of money market deposit accounts, NOW accounts, savings accounts and certificates of deposit.

Loans of $139,780,721 at March 31, 1998 did not change significantly from $139,839,853 at December 31, 1997. A slight increase was realized in home equity loans while slight decreases were experienced in commercial loans, residential real estate mortgages and installment loans. Noncurrent loans (nonaccrual loans and loans 90 days or more past due but still accruing) totaled $906,332 and $871,619 at March 31, 1998 and December 31, 1997, respectively. There were no accruing troubled debt restructurings at March 31, 1998 or December 31, 1997.

Assets of $280,135,732 at March 31, 1998 represented a $6,585,205 or 2.4%
increase from $273,550,527 at December 31, 1997.

             Three months ended March 31, 1998 as Compared To
                    Three months ended March 31, 1997
             ------------------------------------------------

NET INTEREST INCOME

Interest income for the three months ended March 31, 1998 was $4,921,179, representing an increase of $361,746 or 7.9% from $4,559,433 for the three months ended March 31, 1997, primarily due to higher loan and securities balances in 1998. Interest expense was $1,805,774, representing an increase of $166,540 or 10.2% from $1,639,234 for the three months ended March 31, 1997, primarily due to higher average interest bearing deposit and repurchase agreement balances in 1998. Net interest income for the three months ended March 31, 1998 was $3,115,405, representing an increase of $195,206 or 6.7% from $2,920,199 for the three months ended March 31, 1997.

NONINTEREST INCOME AND EXPENSE

Noninterest income for the three months ended March 31, 1998 was $782,601, representing an increase of $164,021 or 26.5% from $618,580 for the three months ended March 31, 1997. This increase was primarily the result of increases in merchant credit card assessments, gains on sales of loans and other charges, commissions and fees, partially offset by a reduction in service charges and other income.

Noninterest expense for the three months ended March 31, 1998 of $2,437,129 was up $154,658 or 6.8% from $2,282,471 for the same period in
1997. This increase was primarily the result of increases in salaries and employee benefits, occupancy, furniture and equipment, credit card processing and other expense.

PROVISION FOR LOAN LOSSES

There was no provision for loan losses for the three months ended March 31, 1998 or 1997, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

INCOME TAXES

Income tax expense of $540,281 for the three months ended March 31, 1998 compared to $480,493 for the same period in 1993, the result of an increase in taxable income during the current period.

NET INCOME

Net income of $920,596 for the first three months of 1998 represented an increase of $144,781 or 18.7% from $775,815 recorded for the first three months of 1997. Earnings per share of $.315 for the current period represented an increase of $.051 from $.264 for the three months ended March 31, 1997.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio. Management's methodology in determining the adequacy of the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends and the volume, growth and composition of the loan portfolio. Each loan on the Company's internal Watch List is evaluated periodically to estimate potential losses. For loans with potential losses, the bank sets aside or "allocates" a portion of the ALLL against such potential losses. For the remainder of the portfolio, "unallocated" reserve amounts are determined based on judgments regarding the type of loan, economic conditions and trends, potential exposure to loss and other factors. The allowance for possible loan losses is charged when management determines that the repayment of the principal on a loan is in doubt. Subsequent recoveries, if any, are credited to the allowance. At March 31, 1998, the balance in the allowance was $3,125,737 representing 345% of noncurrent loans, compared to $3,215,559 or 369% of noncurrent loans at December 31, 1997.

SECURITIES

The Company's securities portfolio consists of obligations of the U.S. Treasury, U.S. government sponsored agencies, mortgage backed securities and obligations of various municipalities. Those assets are used in part to secure public deposits and as collateral for repurchase agreements. Total securities were $97,749,586 at March 31, 1998, representing an increase of $2,565,196 or 2.7% from $95,184,390 at December 31, 1997. At
March 31, 1998, $36,778,085 in securities were classified as "available for sale". There were no sales of securities during the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities. Deposits are considered a relatively stable source of funds. At March 31, 1998 and 1997, deposits were $236.4 and $215.7 million, respectively. Management anticipates that deposits will remain relatively stable or grow moderately during the remainder of 1998.

As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations. At March 31, 1998, the Company's Tier 1 leverage capital ratio was 8.21%. Regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At March 31, 1998 the Company's Tier 1 and total risk-based capital ratios were 14.82% and 16.08%, respectively.
The Bank is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.).

On March 17, 1998, the Company's Board of Directors declared a first quarter 1998 cash dividend of $.077 per share of common stock to shareholders of record at March 1, 1998, payable on April 15, 1998.

ASSET/LIABILITY MANAGEMENT

The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.

It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's positive cumulative one year gap position at March 31, 1998, representing the excess of repricing assets versus repricing liabilities within a one year time frame, was 4.5% of total assets.

                       PART II - OTHER INFORMATION


Item 5.  OTHER INFORMATION

     On March 17, 1998, the Company's Board of Directors declared a first quarter 1998 cash dividend of $.077 per share of common stock to shareholders of record at March 1, 1998, payable on April 15, 1998.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b ) The Company did not file a Form 8-K during the quarter ended March
     31, 1998.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COMMUNITY BANCORP, INC.




Date:  April 27, 1998          By: /s/ James A. Langway
                                   --------------------
                                   James A. Langway
                                   President & Chief Executive Officer
                                   Principal Executive Officer





Date:  April 27, 1998          By: /s/ Donald R. Hughes, Jr.
                                   -------------------------
                                   Donald R. Hughes, Jr.
                                   Treasurer and Clerk,
                                   Principal Financial Officer and
                                     Principal Accounting Officer