Form 10-Q
period 1998-06-30
COMMUNITY BANCORP INC /MA/
filed 1998-08-11
CIK 742170

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                       FOR THE QUARTER ENDED JUNE 30, 1998



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




                               Common Stock
                             $2.50 par value
                       2,944,588 shares outstanding
                           as of July 31, 1998


                      PART I - FINANCIAL INFORMATION

                             COMMUNITY BANCORP, INC.
Item 1.                    CONSOLIDATED BALANCE SHEETS

                                                 June 30,      December 31,
                                                   1998            1997
                                              ------------    ------------
ASSETS
Cash and due from banks                       $ 15,433,367    $ 16,704,667
Federal funds sold                              27,500,000      14,600,000
Securities available for sale, at market        32,618,632      38,880,166
Securities held to maturity (market value
  $73,609,454 at 6/30/98 and $56,404,323
  at 12/31/97)                                  73,245,552      56,304,224
Mortgage loans held for sale                     2,227,986       2,173,322

Loans                                          135,467,862     139,839,853
Less allowance for possible loan losses          3,125,204       3,215,559
                                               -----------     -----------
       Total net loans                         132,342,658     136,624,294

Premises and equipment, net                      4,771,593       4,637,965
Other assets, net                                3,479,564       3,625,889
                                               -----------     -----------
                Total assets                  $291,619,352    $273,550,527
                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                        $ 58,211,021    $ 55,678,794
   Interest bearing                            184,757,920     177,109,740
                                               -----------     -----------
       Total deposits                          242,968,941     232,788,534

 Federal funds purchased and securities
   sold under repurchase agreements             22,849,432      16,637,064
 Other liabilities                               1,679,260       1,688,830
                                               -----------     -----------
            Total liabilities                  267,497,633     251,114,428

Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 12,000,000
   shares authorized, 3,199,218 shares issued,
   2,944,588 share outstanding, (2,926,257
   shares outstanding at 12/31/97)               7,998,045       7,998,045
 Surplus                                           524,106         414,120
 Undivided profits                              17,864,737      16,418,790
 Treasury stock, at cost, 254,630 shares,
   (272,961 shares at 12/31/97)                 (2,364,573)     (2,529,552)
 Accumulated other comprehensive income             99,404         134,696
            Total stockholders' equity          24,121,719      22,436,099
                                               -----------     -----------
                Total liabilities and
                    stockholders' equity      $291,619,352    $273,550,527
                                               ===========     ===========

                            See accompanying notes.


                            COMMUNITY BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   Three months ended       Six months ended
                                         June 30,               June 30,
                                  ---------------------  ---------------------
                                     1998       1997        1998       1997
                                  ---------- ----------  ---------- ----------
Interest income:
 Interest and fees on loans       $3,270,641 $3,256,817  $6,617,533 $6,352,283
 Interest and div. on securities:
  Taxable interest                 1,368,854  1,310,265   2,646,613  2,609,664
  Nontaxable interest                119,728     75,617     214,695    138,616
  Dividends                           15,247     13,655      31,917     28,732
 Interest on federal funds sold      265,544     69,520     450,435    156,032
                                   ---------  ---------   ---------  ---------
   Total interest income           5,040,014  4,725,874   9,961,193  9,285,307
                                   ---------  ---------   ---------  ---------
Interest expense:
 Deposits                          1,663,439  1,492,635   3,273,059  2,966,537
 Short term borrowings               230,067    198,231     426,221    363,563
                                   ---------  ---------   ---------  ---------
  Total interest expense           1,893,506  1,690,866   3,699,280  3,330,100
                                   ---------  ---------   ---------  ---------

Net interest income                3,146,508  3,035,008   6,261,913  5,955,207
Provision for loan losses                  0          0           0          0
                                   ---------  ---------   ---------  ---------
Net interest income after
 provision for loan losses         3,146,508  3,035,008   6,261,913  5,955,207
                                   ---------  ---------   ---------  ---------
Noninterest income:
 Merchant credit card assessments    288,920    243,806     593,125    492,592
 Service charges                     149,661    161,096     297,839    315,125
 Other charges, commissions, fees    244,405    235,856     511,592    428,355
 Gains on sales of loans, net        103,801     13,401     146,529     15,986
 Gains (losses) on sales of
  securities, net                          0     11,012           0     (1,864)
 Other                                20,464      7,666      40,767     41,223
                                   ---------  ---------   ---------  ---------
  Total noninterest income           807,251    672,837   1,589,852  1,291,417
                                   ---------  ---------   ---------  ---------
Noninterest expense:
 Salaries and benefits             1,246,516  1,168,189   2,507,595  2,357,574
 Data processing                     136,319    147,841     284,976    291,620
 Occupancy, net                      138,991    142,375     283,556    275,123
 Furniture and equipment             113,415    102,608     230,402    202,979
 Credit card processing              261,308    204,988     504,214    405,546
 Other                               505,728    623,203   1,028,663  1,138,835
                                   ---------  ---------   ---------  ---------
  Total noninterest expense        2,402,277  2,389,206   4,839,406  4,671,677
                                   ---------  ---------   ---------  ---------

Income before income taxes         1,551,482  1,318,639   3,012,359  2,574,947
Income taxes                         568,187    493,881   1,108,468    974,374
                                   ---------  ---------   ---------  ---------
Net income                        $  983,295 $  824,758  $1,903,891 $1,600,573
                                   =========  =========   =========  =========

Earnings per common share         $     .335 $     .280  $     .649 $     .545

Dividends per share               $     .079 $     .070  $     .156 $     .138

Weighted average number of shares  2,937,739  2,941,845   2,932,030  2,938,448

                            See accompanying notes.


                            COMMUNITY BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                    Three months ended      Six months ended
                                        June 30,               June 30,
                                  ---------------------  ---------------------
                                     1998        1997       1998        1997
                                  ---------   ---------  ---------   ---------
Net income                        $ 983,295  $ 824,758  $1,903,891  $1,600,573
Other comprehensive income:
  Unrealized securities gains
   (losses) arising during period   (73,665)    81,161     (64,290)     20,482
  Income tax (expense) benefit on
    securities gains (losses)
    arising during period            32,961    (34,172)     28,998      (8,083)
                                   --------   --------   ---------   ---------
  Net unrealized securities gains
   (losses) arising during period   (40,704)    46,989     (35,292)     12,399
                                   --------   --------   ---------   ---------
  Less:  reclassification
   adjustment for securities
   (gains) losses included in
   income                                 0    (11,012)          0       1,864
  Income tax expense (benefit) on
   securities (gains) losses
   included in income                     0      4,658           0        (788)
                                   --------   --------   ---------   ---------
  Net reclassification adjustments
   for securities (gains) losses
   included in net income                 0     (6,354)          0       1,076
                                   --------   --------   ---------   ---------
Other comprehensive income          (40,704)    40,635     (35,292)     13,475
                                   --------   --------   ---------   ---------
Comprehensive income              $ 942,591  $ 865,393  $1,868,599  $1,614,048
                                   ========   ========   =========   =========

                             See accompanying notes.

                             COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Six months ended
                                                         June 30,
                                                --------------------------
                                                    1998           1997
                                                -----------    -----------
Cash flows from operating activities:
  Interest received                             $ 9,845,170    $ 9,062,384
  Fees and commissions received                   1,741,754      1,261,225
  Proceeds from secondary market
    mortgage sales                               23,286,797      4,108,857
  Origination of mortgage loans for
    secondary market sales                      (22,845,447)    (4,369,944)
  Interest paid                                  (3,704,455)    (3,371,741)
  Cash paid to suppliers & employees             (4,662,779)    (4,271,528)
  Income taxes paid                              (1,158,380)    (1,011,010)
                                                 ----------     ----------
Net cash provided by operating activities         2,502,660      1,408,243
                                                 ----------     ----------
Cash flows from investing activities:
  Maturities and principal repayments of
    securities available for sale                 6,281,845      2,839,300
  Maturities and principal repayments of
    securities held to maturity                  12,753,012      6,017,668
  Sales of securities available for sale                  0      2,004,596
  Purchases of securities available for sale        (84,600)   (10,068,750)
  Purchases of securities held to maturity      (29,694,341)    (6,029,533)
  Net change in federal funds sold              (12,900,000)     4,600,000
  Net change in loans and other real estate
    owned                                         4,215,306     (5,629,058)
  Proceeds from sales of other real estate
    owned                                                 0         15,600
  Acquisition of property, plant and equipment     (568,130)      (426,416)
                                                 ----------     ----------
Net cash used in investing activities           (19,996,908)    (6,676,593)
                                                 ----------     ----------
Cash flows from financing activities:
  Net change in deposits                         10,180,406      1,006,456
  Net change in federal funds purchased          (3,000,000)             0
  Net change in repurchase agreements             9,212,368      8,681,147
  Sale of treasury stock                            274,965        150,019
  Dividends paid                                   (444,791)      (393,290)
                                                 ----------     ----------
Net cash provided by financing activities        16,222,948      9,444,332
                                                 ----------     ----------
Net increase in cash and due from banks          (1,271,300)     4,175,982

Cash and due from banks at beginning
  of period                                      16,704,667     14,391,567
                                                 ----------     ----------
Cash and due from banks at end of period        $15,433,367    $18,567,549
                                                 ==========     ==========

                             See accompanying notes.


                             COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  Reconciliation of Net Income to Net Cash Provided by Operating Activities
                                                    Six months ended
                                                         June 30,
                                                --------------------------
                                                    1998           1997
                                                -----------    -----------
Net income                                      $ 1,903,891    $ 1,600,573

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Decrease (increase) in mortgage loans
        held for sale                               330,898       (329,294)
      Premium on sale of mortgages                  110,452         68,207
      Depreciation and amortization                 434,503        394,158
      (Decrease) increase in other liabilities     (257,869)         5,992
      (Increase) in taxes payable                   (49,912)       (36,636)
      (Decrease) in interest payable                 (5,175)       (41,641)
      Decrease (increase) in other assets           151,895        (30,192)
      (Increase) in interest receivable            (116,023)      (222,924)
                                                 ----------     ----------
         Total adjustments                          598,769       (192,330)
                                                 ----------     ----------
Net cash provided by operating activities       $ 2,502,660    $ 1,408,243
                                                 ==========     ==========

                            See accompanying notes.

                             COMMUNITY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998
_________________________________________________________________________

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


3.  COMPREHENSIVE INCOME

The Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130), effective January 1, 1998. Components of comprehensive income are net income and all other non-owner changes in equity. The Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has chosen to disclose comprehensive income in the Consolidated Statements of Comprehensive Income. Prior year data has been restated to conform to the requirements of SFAS No. 130.

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

                       PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The Company recorded net income of $1,903,891 for the six months ended June 30, 1998, representing an increase of $303,318 or 19.0% over $1,600,573 for the six months ended June 30, 1997. Earnings per share of $.649 for the current period represented an increase of $.104 from $.545 for the corresponding period in 1997.

The Company recorded net income of $983,295 for the three months ended June 30, 1998, representing an increase of $158,537 or 19.2% over $824,758 for the three months ended June 30, 1997 Earnings per share of $.335 for the current period represented an increase of $.055 from $.280 for the corresponding period in 1997.

The improvement in net income resulted primarily from an increase in net interest income and noninterest income, partially offset by increases in salaries and benefits, occupancy, furniture and equipment and credit card processing.

Deposits of $242,968,941 at June 30, 1998 increased by $10,180,407 or
4.4% from $232,788,534 at December 31, 1997. The increase in deposits occurred in the noninterest bearing demand deposit category and in the interest bearing categories of money market deposit accounts, NOW accounts and certificates of deposit.

Loans of $135,467,862 at June 30, 1998 were down $4,371,991 or 3.1% from
$139,839,853 at December 31, 1997. A slight increase was realized in MasterCard balances while decreases were experienced in residential real estate mortgages, home equity lines of credit and installment loans. Commercial loans were essentially unchanged during the period.
Noncurrent loans (nonaccrual loans and loans 90 days or more past due but still accruing) totaled $899,250 and $871,619 at June 30, 1998 and December 31, 1997, respectively. There were no accruing troubled debt restructurings at June 30, 1998 or December 31, 1997.

Assets of $291,619,352 at June 30, 1998 represented a $18,068,825 or 6.6%
increase from $273,550,527 at December 31, 1997.


               SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO
                      SIX MONTHS ENDED JUNE 30, 1998

NET INTEREST INCOME

Interest income for the six months ended June 30, 1998 was $9,961,193, representing an increase of $675,886 or 7.3% from $9,285,307 for the six months ended June 30, 1997, primarily due to higher average loan, securities and federal funds sold balances in 1998. Interest expense was $3,699,280, representing an increase of $369,180 or 11.1% from $3,330,100 for the six months ended June 30, 1997, primarily due to higher average interest bearing deposit and repurchase agreement balances in 1998. Net interest income for the six months ended June 30, 1998 was $6,261,913, representing an increase of $306,706 or 5.2% from $5,955,207 for the six months ended June 30, 1997.

NONINTEREST INCOME AND EXPENSE

Noninterest income for the six months ended June 30, 1998 was $1,589,852 representing an increase of $298,435 or 23.1% from $1,291,417 for the six months ended June 30, 1997. This increase was primarily the result of increases in merchant credit card assessments, gains on sales of loans and other charges, commissions and fees, partially offset by a reduction in service charges and other income.

Noninterest expense for the six months ended June 30, 1998 of $4,839,406 was up $167,729 or 3.6% from $4,671,677 for the same period in 1997. This increase was primarily the result of increases in salaries and employee benefits, occupancy, furniture and equipment and credit card processing, partially offset by a reduction in other expense.

PROVISION FOR LOAN LOSSES

There was no provision for loan losses for the six months ended June 30, 1998 or 1997, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

INCOME TAXES

Income tax expense of $1,108,468 for the six months ended June 30, 1998 compared to $974,374 for the same period in 1997, the result of an increase in taxable income during the current period.

NET INCOME

Net income of $1,903,891 for the first six months of 1998 represented an increase of $303,318 or 19.0% from $1,600,573 recorded for the first six months of 1997. Earnings per share of $.649 for the current period represented an increase of $.104 from $.545 for the six months ended June 30, 1997.

              THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO
                     THREE MONTHS ENDED JUNE 30, 1997

NET INTEREST INCOME

Interest income for the three months ended June 30, 1998 was $5,040,014, representing an increase of $314,140 or 6.6% from $4,725,874 for the three months ended June 30, 1997, primarily due to higher average loan, securities and federal funds sold balances in 1998. Interest expense was $1,893,506, representing an increase of $202,640 or 12.0% from $1,690,866 for the three months ended June 30, 1997, primarily due to higher average interest bearing deposit and repurchase agreement balances in 1998. Net interest income for the three months ended June 30, 1998 was $3,146,508, representing an increase of $111,500 or 3.7% from $3,035,008 for the three months ended June 30, 1997.

NONINTEREST INCOME AND EXPENSE

Noninterest income for the three months ended June 30, 1998 was $807,251, representing an increase of $134,414 or 20.0% from $672,837 for the three months ended June 30, 1997. This increase was primarily the result of increases in merchant credit card assessments, gains on sales of loans and other charges, commissions and fees and other income, partially offset by a reduction in service charges and gains on sales of securities.

Noninterest expense for the three months ended June 30, 1998 of $2,402,277 was up $13,071 or .5% from $2,389,206 for the corresponding period in 1997. This increase was primarily the result of increases in salaries and employee benefits, furniture and equipment and credit card processing, partially offset by reductions in data processing, occupancy and other expense.

PROVISION FOR LOAN LOSSES

There was no provision for loan losses for the three months ended June 30, 1998 or 1997, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

INCOME TAXES

Income tax expense of $568,187 for the three months ended June 30, 1998 compared to $493,881 for the corresponding period in 1997, the result of an increase in taxable income during the current period.

NET INCOME

Net income of $983,295 for the first three months of 1998 represented an increase of $158,537 or 19.2% from $824,758 recorded for the first three months of 1997. Earnings per share of $.335 for the current period represented an increase of $.055 from $.280 for the three months ended June 30, 1997.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio. Management's methodology in determining the adequacy of the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends and the volume, growth and composition of the loan portfolio. Each loan on the Company's internal Watch List is evaluated periodically to estimate potential losses. For loans with potential losses, the bank sets aside or "allocates" a portion of the ALLL against such potential losses. For the remainder of the portfolio, "unallocated" reserve amounts are determined based on judgments regarding the type of loan, economic conditions and trends, potential exposure to loss and other factors. The allowance for possible loan losses is charged when management determines that the repayment of the principal on a loan is in doubt. Subsequent recoveries, if any, are credited to the allowance. At June 30, 1998, the balance in the allowance was $3,125,204 representing 348% of noncurrent loans, compared to $3,215,559 or 369% of noncurrent loans at December 31, 1997.

SECURITIES

The Company's securities portfolio consists of obligations of the U.S. Treasury, U.S. government sponsored agencies, mortgage backed securities and obligations of various municipalities. Those assets are used in part to secure public deposits and as collateral for repurchase agreements.

Total securities were $105,864,184 at June 30, 1998, representing an increase of $10,669,794 or 11.2% from $95,184,390 at December 31, 1997.
At June 30, 1998, $32,618,632 in securities were classified as "available for sale". There were no sales of securities during the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities. Deposits are considered a relatively stable source of funds. At June 30, 1998 and 1997, deposits were $243.0 and $218.2 million, respectively. Management anticipates that deposits will remain relatively stable or grow moderately during the remainder of 1998.

As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations. At June 30, 1998, the Company's Tier 1 leverage capital ratio was 8.23%. Regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At June 30, 1998 the Company's Tier 1 and total risk-based capital ratios were 15.31% and 16.57%, respectively.
The Bank is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.).

On May 5, 1998, the Company's 401(k) Savings Plan ("401(k)") and the Employee Stock Ownership Plan ("ESOP") purchased 12,998 shares and 5,333 shares, respectively, of common stock from the Company. The stock was sold to the two Plans at a price of $15.00 per share, which was determined by the trustees of the Plans, based on a fair market analysis performed by an independent third party pursuant to the ESOP, to represent a fair market price from a financial point of view as of December 31, 1997. The stock was sold to the two Plans from the Company's treasury stock account.

On June 16, 1998, the Company's Board of Directors declared a second quarter 1998 cash dividend of $.079 per share of common stock to shareholders of record at June 1, 1998, payable on July 15, 1998.

ASSET/LIABILITY MANAGEMENT

The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.
It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's positive cumulative one year gap position at June 30, 1998, representing the excess of repricing assets versus repricing liabilities within a one year time frame, was 4.1% of total assets.

                      PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders was held on April 14, 1998. At that meeting, two (2) matters were put before the shareholders for vote. Proxies for the meeting were solicited, and a copy of the Proxy Statement dated March 24, 1998 is incorporated herein by reference and attached hereto as an exhibit. Such Proxy Statement provides a description of the matters put before the shareholders for vote and provides other information required under this Item 4.

The results of the voting were as follows:

1. To fix the number of Directors who shall constitute the full Board of Directors at eleven.

         Votes for:                    2,037,117
         Votes against:                    5,186

2. To elect as Directors the four individuals listed as nominees in the Proxy Statement, who, together with the seven Directors whose terms of office did not expire at this meeting, constitute the full Board of Directors.

             Director              Votes For         Votes Against
             --------              ---------         -------------
         Horst Huehmer             2,037,490             4,813
         Donald R. Hughes, Jr.     2,037,490             4,813
         Mark Poplin               2,037,490             4,813
         David W. Webster          2,037,490             4,813


Item 5.  OTHER INFORMATION

On June 16, 1998, the Company's Board of Directors declared a second quarter 1998 cash dividend of $.079 per share of common stock to shareholders of record at June 1, 1998, payable on July 15, 1998.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       27 Article 9 - Financial Data Schedule for the six months ended June 30, 1998

       99   Proxy Statement dated March 24, 1998

(b)  The Company did not file a Form 8-K during the quarter ended June
     30, 1998

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COMMUNITY BANCORP, INC.




Date:  August 10, 1998         By: /s/ James A. Langway
                                   _________________________
                                   James A. Langway
                                   President & Chief Executive Officer
                                   Principal Executive Officer





Date:  August 10, 1998         By: /s/ Donald R. Hughes, Jr.
                                   _________________________
                                   Donald R. Hughes, Jr.
                                   Treasurer and Clerk,
                                   Principal Financial Officer and
                                     Principal Accounting Officer

                               EXHIBIT INDEX
                               -------------


    EXHIBIT                     DESCRIPTION
    -------                     -----------

       27 Article 9 - Financial Data Schedule for six months ended June 30, 1998

       99          Proxy Statement dated March 24, 1998