Form 10-Q
period 1998-09-30
COMMUNITY BANCORP INC /MA/
filed 1998-11-03
CIK 742170

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549



                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTER ENDED SEPTEMBER 30, 1998



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



                              Common Stock
                            $2.50 par value
                      2,944,588 shares outstanding
                          as of November 3, 1998

                     PART I - FINANCIAL INFORMATION

                          COMMUNITY BANCORP, INC.
Item 1.                 CONSOLIDATED BALANCE SHEETS

                                              September 30,    December 31,
                                                   1998            1997
                                              ------------    ------------
ASSETS
Cash and due from banks                       $ 16,461,548    $ 16,704,667
Federal funds sold                              21,800,000      14,600,000
Securities available for sale, at market        34,959,866      38,880,166
Securities held to maturity (market value
  $82,513,295 at 9/30/98 and $56,404,323
  at 12/31/97)                                  82,436,409      56,304,224
Mortgage loans held for sale                     2,069,434       2,173,322

Loans                                          136,881,181     139,839,853
Less allowance for possible loan losses          3,066,705       3,215,559
                                               -----------     -----------
       Total net loans                         133,814,476     136,624,294

Premises and equipment, net                      4,750,173       4,637,965
Other assets, net                                3,443,690       3,625,889
                                               -----------     -----------
                Total assets                  $299,735,596    $273,550,527
                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                        $ 56,878,701    $ 55,678,794
   Interest bearing                            193,132,598     177,109,740
                                               -----------     -----------
       Total deposits                          250,011,299     232,788,534

 Federal funds purchased and securities
   sold under repurchase agreements             23,291,291      16,637,064
 Other liabilities                               1,501,688       1,688,830
                                               -----------     -----------
            Total liabilities                  274,804,278     251,114,428

Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 12,000,000
   shares authorized, 3,199,218 shares issued,
   2,944,588 share outstanding, (2,926,257
   shares outstanding at 12/31/97)               7,998,045       7,998,045
 Surplus                                           524,106         414,120
 Undivided profits                              18,615,979      16,418,790
 Treasury stock, at cost, 254,630 shares,
   (272,961 shares at 12/31/97)                 (2,364,573)     (2,529,552)
 Accumulated other comprehensive income            157,761         134,696
            Total stockholders' equity          24,931,318      22,436,099
                                               -----------     -----------
                Total liabilities and
                    stockholders' equity      $299,735,596    $273,550,527
                                               ===========     ===========

                            See accompanying notes.

                            COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                   Three months ended      Nine months ended
                                      September 30,           September 30,
                                  ---------------------  ---------------------
                                     1998       1997        1998       1997
                                  ---------- ----------  ---------- ----------
Interest income:
 Interest and fees on loans       $3,245,414 $3,398,535  $9,862,947 $9,750,798
 Interest and div. on securities:
  Taxable interest                 1,540,196  1,286,068   4,186,809  3,895,732
  Nontaxable interest                126,677     85,890     341,372    224,506
  Dividends                           16,351     15,183      48,268     43,915
 Interest on federal funds sold      431,014     98,583     881,449    254,615
                                   ---------  ---------  ---------- ----------
   Total interest income           5,359,652  4,884,259  15,320,845 14,169,566
                                   ---------  ---------  ---------- ----------
Interest expense:
 Deposits                          1,723,556  1,541,319   4,996,615  4,507,856
 Short term borrowings               344,897    186,332     771,118    549,895
                                   ---------  ---------   ---------  ---------
  Total interest expense           2,068,453  1,727,651   5,767,733  5,057,751
                                   ---------  ---------   ---------  ---------

Net interest income                3,291,199  3,156,608   9,553,112  9,111,815
Provision for loan losses                  0          0           0          0
                                   ---------  ---------   ---------  ---------
Net interest income after
 provision for loan losses         3,291,199  3,156,608   9,553,112  9,111,815
                                   ---------  ---------   ---------  ---------
Noninterest income:
 Merchant credit card assessments    285,745    244,933     878,870    737,525
 Service charges                     142,058    148,999     439,897    464,124
 Other charges, commissions, fees    313,112    224,667     824,704    653,022
 Gains on sales of loans, net         71,807     10,823     218,336     26,809
 Gains on sales of securities, net         0     10,463           0      8,599
 Other                                20,273     19,039      61,040     60,262
                                   ---------  ---------   ---------  ---------
  Total noninterest income           832,995    658,924   2,422,847  1,950,341
                                   ---------  ---------   ---------  ---------
Noninterest expense:
 Salaries and benefits             1,253,602  1,041,578   3,761,197  3,399,152
 Data processing                     150,138    143,251     435,114    434,871
 Occupancy, net                      168,280    153,029     451,836    428,152
 Furniture and equipment             113,766     96,962     344,168    299,941
 Credit card processing              268,292    223,687     772,506    629,233
 Other                               598,061    584,713   1,626,724  1,723,548
                                   ---------  ---------   ---------  ---------
  Total noninterest expense        2,552,139  2,243,220   7,391,545  6,914,897
                                   ---------  ---------   ---------  ---------

Income before income taxes         1,572,055  1,572,312   4,584,414  4,147,259
Income taxes                         579,357    588,693   1,687,825  1,563,067
                                   ---------  ---------   ---------  ---------
Net income                        $  992,698 $  983,619  $2,896,589 $2,584,192
                                   =========  =========   =========  =========

Earnings per common share         $     .337 $     .333  $     .986 $     .878

Dividends per share               $     .082 $     .072  $     .238 $     .210

Weighted average number of shares  2,944,588  2,950,558   2,936,262  2,942,529

                            See accompanying notes.

                           COMMUNITY BANCORP, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   Three months ended      Nine months ended
                                      September 30,          September 30,
                                  --------------------  ----------------------
                                     1998       1997       1998        1997
                                  ---------  ---------  ----------  ----------
Net income                        $ 992,698  $ 983,619  $2,896,589  $2,584,192
Other comprehensive income:
  Unrealized securities gains
   (losses) arising during period    99,247    145,952      39,226     167,111
  Income tax (expense) benefit on
    securities gains (losses)
    arising during period           (40,890)   (60,526)    (16,161)    (69,301)
                                  ---------  ---------   ---------   ---------
  Net unrealized securities gains
   (losses) arising during period    58,357     85,426      23,065      97,810
                                  ---------  ---------   ---------   ---------
  Less:  reclassification
   adjustment for securities
   (gains) losses included in
   income                                 0    (10,463)          0      (8,599)
  Income tax expense (benefit) on
   securities (gains) losses
   included in income                     0      4,339           0       3,566
                                  ---------  ---------   ---------   ---------
  Net reclassification adjustments
   for securities (gains) losses
   included in net income                 0     (6,124)          0      (5,033)
                                  ---------  ---------   ---------   ---------
Other comprehensive income           58,357     79,302      23,065      92,777
                                  ---------  ---------   ---------   ---------
Comprehensive income             $1,051,055 $1,062,921  $2,919,654  $2,676,969
                                  =========  =========   =========   =========

                           See accompanying notes.


                           COMMUNITY BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Nine months ended
                                                       September 30,
                                                --------------------------
                                                    1998           1997
                                                -----------    -----------
Cash flows from operating activities:
  Net income                                    $ 2,896,589    $ 2,584,192
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Decrease (increase) in mortgage loans
        held for sale                               489,450       (234,321)
      Premium on sale of mortgages                  142,940        112,935
      Depreciation and amortization                 615,893        591,241
      (Decrease) increase in other liabilities     (132,053)       243,473
      (Decrease) increase in taxes payable         (108,993)        73,264
      (Decrease) in interest payable                (10,575)       (35,260)
      Decrease (increase) in other assets           157,901         (5,022)
      (Increase) in interest receivable            (263,644)      (133,508)
                                                 ----------     ----------
         Total adjustments                          890,919        612,802
                                                 ----------     ----------
Net cash provided by operating activities       $ 3,787,508    $ 3,196,994
                                                 ----------     ----------
Cash flows from investing activities:
  Maturities and principal repayments of
    securities available for sale                 9,437,884      4,309,414
  Maturities and principal repayments of
    securities held to maturity                  21,831,805      9,848,767
  Sales of securities available for sale                  0      2,913,737
  Sales of securities held to maturity                    0      2,000,000
  Purchases of securities available for sale     (5,482,625)   (10,068,750)
  Purchases of securities held to maturity      (47,963,991)    (9,180,014)
  Net change in federal funds sold               (7,200,000)       300,000
  Net change in loans and other real estate
    owned                                         2,599,856    (11,000,216)
  Proceeds from sales of other real estate
    owned                                                 0         15,600
  Acquisition of property, plant and equipment     (728,100)      (476,233)
                                                 ----------     ----------
Net cash used in investing activities           (27,505,171)   (11,337,695)
                                                 ----------     ----------
Cash flows from financing activities:
  Net change in deposits                         17,222,765     12,342,993
  Net change in federal funds purchased          (3,000,000)             0
  Net change in repurchase agreements             9,654,227       (849,985)
  Sale of treasury stock                            274,965        150,019
  Dividends paid                                   (677,413)      (599,829)
                                                 ----------     ----------
Net cash provided by financing activities        23,474,544     11,043,198
                                                 ----------     ----------
Net increase in cash and due from banks            (243,119)     2,902,497

Cash and due from banks at beginning
  of period                                      16,704,667     14,391,567
                                                 ----------     ----------
Cash and due from banks at end of period        $16,461,548    $17,294,064
                                                 ==========     ==========

                            See accompanying notes.

                            COMMUNITY BANCORP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998
_________________________________________________________________________

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


2.  EARNINGS PER SHARE

The Company adopted Financial Accounting Standards Board Statement No.
128, "Earnings Per Share" (SFAS No. 128), effective December 31, 1997. This Statement requires the presentation of "basic" earnings per share, which excludes the effect of dilution, and "diluted" earnings per share, which includes the effect of dilution. The Company's "basic" and "diluted" earnings per share computations are identical in the periods presented, as there is no dilution effect. Earnings per share is based on the weighte


3.  COMPREHENSIVE INCOME

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

                      PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The Company recorded net income of $2,896,589 for the nine months ended September 30, 1998, representing an increase of $312,397 or 12.1% over $2,584,192 for the nine months ended September 30, 1997. Earnings per share of $.986 for the current period represented an increase of $.108 from $.878 for the corresponding period in 1997.

The Company recorded net income of $992,698 for the three months ended September 30, 1998, representing an increase of $9,079 or .9% over $983,619 for the three months ended September 30, 1997 Earnings per share of $.337 for the current period represented an increase of $.004 from $.333 for the corresponding period in 1997.

The improvement in net income resulted primarily from an increase in net interest income and noninterest income, partially offset by increases in salaries and benefits, occupancy, furniture and equipment and credit card processing.

Deposits of $250,011,299 at September 30, 1998 increased by $17,222,765 or 7.4% from $232,788,534 at December 31, 1997. The increase in deposits occurred primarily in the interest bearing categories of NOW accounts, savings accounts, cash management accounts and certificates of deposit.

Loans of $136,881,181 at September 30, 1998 were down $2,958,672 or 2.1% from
$139,839,853 at December 31, 1997. Increases were realized in the commercial loan, home equity loan and MasterCard categories while decreases were experienced in residential real estate mortgages and installment loans. Noncurrent loans (nonaccrual loans and loans 90 days or more past due but still accruing) totaled $755,820 and $871,619 at September 30, 1998 and December 31, 1997, respectively. There were no accruing troubled debt restructurings at September 30, 1998 or December 31, 1997.

Assets of $299,735,596 at September 30, 1998 represented a $26,185,069 or 9.6% increase from $273,550,527 at December 31, 1997.

            NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO
                   NINE MONTHS ENDED SEPTEMBER 30, 1997

NET INTEREST INCOME

Interest income for the nine months ended September 30, 1998 was $15,320,845, representing an increase of $1,151,279 or 8.1% from $14,169,566 for the nine months ended September 30, 1997, primarily due to higher average loan, securities and federal funds sold balances in 1998. Interest expense was $5,767,733, representing an increase of $709,982 or 14.0% from $5,057,751 for the nine months ended September 30, 1997, primarily due to higher average interest bearing deposit and repurchase agreement balances in 1998. Net interest income for the nine months ended September 30, 1998 was $9,553,112, representing an increase of $441,297 or 4.8% from $9,111,815 for the nine months ended September 30, 1997.

NONINTEREST INCOME AND EXPENSE

Noninterest income for the nine months ended September 30, 1998 was $2,422,847 representing an increase of $472,506 or 24.2% from $1,950,341 for the nine months ended September 30, 1997. This increase was primarily the result of increases in merchant credit card assessments, gains on sales of loans, other charges, commissions and fees and other income, partially offset by a reduction in service charges and gains on sales of securities.

Noninterest expense for the nine months ended September 30, 1998 of $7,391,545 was up $476,648 or 6.9% from $6,914,897 for the same period in
1997. This increase was primarily the result of increases in salaries and employee benefits, occupancy, furniture and equipment and credit card processing, partially offset by a reduction in other expense.

PROVISION FOR LOAN LOSSES

There was no provision for loan losses for the nine months ended September 30, 1998 or 1997, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

INCOME TAXES

Income tax expense of $1,687,825 for the nine months ended September 30, 1998 compared to $1,563,067 for the same period in 1997, the result of an increase in taxable income during the current period.

NET INCOME

Net income of $2,896,589 for the first nine months of 1998 represented an increase of $312,397 or 12.1% from $2,584,192 recorded for the first nine months of 1997. Earnings per share of $.986 for the current period represented an increase of $.108 from $.878 for the nine months ended September 30, 1997.

           THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO
                   THREE MONTHS ENDED SEPTEMBER 30, 1997

NET INTEREST INCOME

Interest income for the three months ended September 30, 1998 was $5,359,652, representing an increase of $475,393 or 9.7% from $4,884,259 for the three months ended September 30, 1997, primarily due to higher average loan, securities and federal funds sold balances in 1998. Interest expense was $2,068,453, representing an increase of $340,802 or 19.7% from $1,727,651 for the three months ended September 30, 1997, primarily due to higher average interest bearing deposit and repurchase agreement balances in 1998. Net interest income for the three months ended September 30, 1998 was $3,291,199, representing an increase of $134,591 or 4.3% from $3,156,608 for the three months ended September 30, 1997.

NONINTEREST INCOME AND EXPENSE

Noninterest income for the three months ended September 30, 1998 was $832,995, representing an increase of $174,071 or 26.4% from $658,924 for the three months ended September 30, 1997. This increase was primarily the result of increases in merchant credit card assessments, gains on sales of loans and other charges, commissions and fees, partially offset by a reduction in service charges and gains on sales of securities.

Noninterest expense for the three months ended September 30, 1998 of $2,552,139 was up $308,919 or 13.8% from $2,243,220 for the corresponding period in 1997. This increase was primarily the result of increases in salaries and employee benefits, data processing, furniture and equipment, occupancy, credit card processing, and other expense.

PROVISION FOR LOAN LOSSES

There was no provision for loan losses for the three months ended September 30, 1998 or 1997, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

INCOME TAXES

Income tax expense of $579,357 for the three months ended September 30, 1998 compared to $588,693 for the corresponding period in 1997, the result of a small decrease in taxable income during the current period.

NET INCOME

Net income of $992,698 for the first three months of 1998 represented an increase of $9,079 or .9% from $983,619 recorded for the first three months of 1997. Earnings per share of $.337 for the current period represented an increase of $.004 from $.333 for the three months ended September 30, 1997.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio. Management's methodology in determining the adequacy of the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends and the volume, growth and composition of the loan portfolio. Each loan on the Company's internal Watch List is evaluated periodically to estimate potential losses. For loans with potential losses, the bank sets aside or "allocates" a portion of the ALLL against such potential losses. For the remainder of the portfolio, "unallocated" reserve amounts are determined based on judgments regarding the type of loan, economic conditions and trends, potential exposure to loss and other factors. The allowance for possible loan losses is charged when management determines that the repayment of the principal on a loan is in doubt. Subsequent recoveries, if any, are credited to the allowance. At September 30, 1998, the balance in the allowance was $3,066,705 representing 406% of noncurrent loans, compared to $3,215,559 or 369% of noncurrent loans at December 31, 1997.

SECURITIES

The Company's securities portfolio consists of obligations of the U.S. Treasury, U.S. government sponsored agencies, mortgage backed securities and obligations of various municipalities. Those assets are used in part to secure public deposits and as collateral for repurchase agreements.

Total securities were $117,396,275 at September 30, 1998, representing an increase of $22,211,885 or 23.3% from $95,184,390 at December 31, 1997.
At September 30, 1998, $34,959,866 in securities were classified as "available for sale". There were no sales of securities during the nine month period ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities. Deposits are considered a relatively stable source of funds. At September 30, 1998 and 1997, deposits were $250.0 and $229.5 million, respectively. Management anticipates that deposits will remain relatively stable or grow moderately during the remainder of 1998.

As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations. At September 30, 1998, the Company's Tier 1 leverage capital ratio was 8.26%. Regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At September 30, 1998 the Company's Tier 1 and total risk-based capital ratios were 15.47% and 16.73%, respectively. The Bank is categorized as "well capitalized" under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.).

On September 15, 1998, the Company's Board of Directors declared a third quarter 1998 cash dividend of $.082 per share of common stock to shareholders of record at September 1, 1998, payable on October 15, 1998.

ASSET/LIABILITY MANAGEMENT

The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.

It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's negative cumulative one year gap position at September 30, 1998, representing the excess of repricing liabilities versus repricing assets within a one year time frame, was 3.2% of total assets.

YEAR 2000 PREPAREDNESS

The Company, like most users of computers, computer software, and equipment utilizing embedded microcontrollers, will be affected by the year 2000 date change. The Year 2000 ("Y2K") issue presents several potential risks to the
Company:

1. The banking transactions of the Company's customers are processed by one or more highly sophisticated computer systems, either internal or external to the Company. The failure of one or more of those systems to function as a result of the millennium date change could result in the Company's inability to properly process customer transactions. If that were to occur, the Company could lose customers to other financial institutions, resulting in a loss of revenue.

2. A number of the Company's borrowers utilize computers and computer software to varying degrees in conjunction with the operation of their businesses. The customers and suppliers of those businesses may utilize computers as well. Should the Company's borrowers, or the businesses on which they depend, experience Y2K related computer problems, such borrowers' cash flow could be disrupted, adversely affecting their ability to repay their loans with the Company.

3. A related issue to that described in #2 above is the risk that Y2K related problems could affect certain of the Company's business depositors, potentially causing interruptions in their cash flow and resulting in their inability to maintain historical deposit balance levels in their accounts. Such an event could result in the reduction of deposit balances available to the Company for loans, investments, etc.

4. Concern on the part of certain depositors that Y2K related problems could impair access to their deposit balances following the millennium date change could result in the Company experiencing a deposit outflow prior to December 31, 1999.

5. The Company contracts with several outside third parties for certain of its data processing and account servicing functions. Should the systems of one or more of those third parties fail to function properly after December 31, 1999, the Company could be adversely affected.

6. Should Y2K related problems occur which cause any of the Company's systems, or the systems of certain third parties upon which the Company depends, to become inoperative, increased personnel costs could be incurred if additional staff is required to perform functions that the inoperative systems would have otherwise performed.

7. Certain utility services, such as electrical power and telecommunications services, could be disrupted if those services experience Y2K related problems. The Company's Y2K contingency plan will address such possible situations.

The Company believes it is not possible to estimate the potential lost revenue due to the Y2K issue, as the extent and longevity of such potential problems cannot be predicted.

The Company began to address the Y2K issue in 1996, and formally established an internal Y2K Committee in 1997 to assess all systems to ensure that they will function properly in the year 2000. This process involves five separate phases: awareness, assessment, renovation, validation and implementation.

The Company's Y2K Committee established a schedule specifying the completion dates for each of the process's five phases. During 1997, the Committee completed the systems assessment phase, identifying each internal system that could potentially be affected by the Y2K issue. Those systems include the Company's information technology systems as well as equipment such as elevators, bank alarms, vault locks, etc. that may contain imbedded microprocessors. For each such system, an action plan was created to set forth the process for determining whether or not the system is Y2K compliant. Those determinations involve obtaining Y2K compliant certifications from vendors wherever possible, and by the Company's conducting its own validation testing.

When the results of the Company's validation testing programs have revealed that a particular system is not Y2K compliant, contingency plans have been formulated to either upgrade the system in order to meet Y2K compliance requirements or replace the system with one that is certified as Y2K compliant. A similar procedure is being followed for external systems and services the bank obtains from third parties. The Company is currently in the "validation" and "implementation" phases of this process.

An outside third party processes all customer transactions originating at the Company's thirteen automated teller machines ("ATMs"), and another outside third party processes the Company's customer credit card transactions. Testing of those third party systems, as well as the Federal Reserve Bank of Boston's "Fedwire" system, which processes the Company's wire transfers, for Y2K compliance will begin during fourth quarter of 1998.

With the exception of the Fedwire wire transfer system and the Company's ATM network processor, should the testing of any third party system or service reveal that such system or service is not Y2K compliant, a specific deadline will be set by which time the system or service must be brought into Y2K compliance. Should Y2K compliance not be achieved by the specified deadlines, the Company has developed a contingency plan for each such external system or service. Those contingency plans document the action the Company will take for each such non-compliant system. In the cases of the Fedwire system and the Company's ATM network processor, existing processing alternatives will be utilized should those outside systems not be Y2K compliant.

In certain cases, however, such as the potential loss of electrical power or telecommunications services due to Y2K problems, testing by the Company is either not practical or not possible. In those cases, contingency plans are being designed that specify how the Company will deal with each such potential situations. For example, the Company is considering the lease of an electrical power generator with sufficient capacity to allow the Company to maintain critical functions in the event power from the electric utility is interrupted.

As a nationally chartered financial institution, the Company and its subsidiary Community National Bank are regulated by agencies of the federal government. Federal bank regulators have established specific guidelines and timetables for all nationally chartered financial institutions to follow in addressing the Y2K issue. The Company is currently in compliance with all federally-mandated Y2K guidelines and timetables.

As of September 30, 1998, the Company is on schedule with its internal Y2K preparedness efforts. All internal systems identified in the assessment phase of the project that are considered "mission-critical" have either been tested (validated) for Y2K compliance or will be tested by December 31, 1998. The Company's mainframe computer system, its most critical processing system, has been certified by its respective hardware and software vendors as being Y2K compliant. In addition, the Company contracted with a qualified independent firm to test the mainframe system for Y2K compatibility. That testing indicated that the mainframe system is Y2K compliant. Systems that have been determined to be Y2K compliant at this time will be re-tested during 1999 following any material upgrades or enhancements. All significant "mission-critical" systems that are not presently Y2K compliant will be either upgraded or replaced by March 31, 1999.

The Company currently believes that it will be able to modify or replace any affected systems in time to minimize any detrimental effects on the Company's operations. A number of Y2K compliant systems have already been installed or are in the process of being installed. The Company's estimated total cost to replace computer equipment, software programs, or other equipment containing embedded microprocessors that were not Y2K compliant is approximately $190,000. As of September 30, 1998, approximately $45,500 of that amount has been incurred. System maintenance or modification costs are being expensed as incurred, while the cost of new hardware, software, or other equipment will be capitalized and amortized over their useful lives.

The Company's overall Y2K contingency plan follows the requirements and guidelines established by the federal bank regulators. The "operational guidelines" and "business impact analysis" sections of that plan will be completed by December 31, 1998.

                       PART II - OTHER INFORMATION


Item 5.  OTHER INFORMATION

On September 15, 1998, the Company's Board of Directors declared a third quarter 1998 cash dividend of $.082 per share of common stock to shareholders of record at September 1, 1998, payable on October 15, 1998.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       27 Article 9 - Financial Data Schedule for the nine months ended September 30, 1998

(b)  The Company did not file a Form 8-K during the quarter ended
     September 30, 1998.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COMMUNITY BANCORP, INC.




Date:  November 3, 1998        By: /s/ James A. Langway
                                   -------------------------
                                   James A. Langway
                                   President & Chief Executive Officer
                                   Principal Executive Officer





Date:  November 3, 1998        By: /s/ Donald R. Hughes, Jr.
                                   -------------------------
                                   Donald R. Hughes, Jr.
                                   Treasurer and Clerk
                                   Principal Financial Officer and
                                     Principal Accounting Officer

                              EXHIBIT INDEX

  EXHIBIT                      DESCRIPTION
  -------                      -----------

    27 Article 9 - Financial Data Schedule for the nine months ended September 30, 1998