Form 10-K405
period 1998-12-31
COMMUNITY BANCORP INC /MA/
filed 1999-03-24
CIK 742170

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 1999 was $30,167,313.


The total number of shares of common stock outstanding at March 15, 1999 was 2,944,588.


                   Documents Incorporated By Reference

Parts II, III and IV incorporate information by reference from the Annual Report to shareholders for the year ended December 31, 1998.

                               PART I
                               ------

ITEM 1.  BUSINESS

      Community Bancorp, Inc., a Massachusetts corporation ("Company"), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Holding Company has one subsidiary, Community National Bank, a national banking association ("Bank"). The Holding Company owns all the outstanding shares of the Bank. At present, the Holding Company conducts no activities independent of the Bank. In 1992, the Bank formed Community Securities Corporation as a wholly owned subsidiary. The activities of this subsidiary consist of buying, selling, dealing in or holding securities in its own behalf and not as a broker.
In 1998, the Bank formed Community Benefits Consulting, Inc. as a wholly owned subsidiary. The activities of this subsidiary consist of providing consulting services to small businesses in the areas of employee benefits and human resources administration.

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

      In the last five years the Bank derived its operating income from the following sources:
                                         % of Operating Income
                                    --------------------------------
                                    1998   1997   1996   1995   1994
                                    ----   ----   ----   ----   ----
Interest and fees on loans           55%    60%    63%    65%    64%
Interest and dividends on
  securities                         31     28     26     24     24
Charges, fees and other sources      14     12     11     11     12
                                    ---    ---    ---    ---    ---
                                    100%   100%   100%   100%   100%
                                    ===    ===    ===    ===    ===

Competition

      The Bank generally concentrates its activities within a 20 mile radius of Hudson, Massachusetts and currently operates full service branch offices in Hudson, Acton, Boxboro, Concord, Marlboro and Stow, Massachusetts. These communities are generally characterized by a growing residential population and moderate to high household income. In addition to its main office, the Bank also operates a full service branch office and a consumer lending office in the Town of Hudson. The Bank is planning to open two additional branch offices, in Framingham and Sudbury, Massachusetts, during the second quarter of 1999. The Bank operates three remote ATM facilities in Hudson and Marlboro.

      The banking business in the Bank's market area is highly competitive. The Bank competes actively with other banks, as well as with other financial institutions engaged in the business of accepting deposits or making loans, such as savings and loan associations, savings banks and finance companies. In the Bank's general market area there are approximately 2 national banks, 3 Massachusetts trust companies, 6 savings banks, 1 cooperative bank and 6 credit unions. Since several of the competing institutions are significantly larger than the Bank in assets and deposits, the Bank strongly emphasizes a personal approach to service while utilizing the latest in technology in order to meet and surpass the vigorous competition.

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

Regulation of the Bank

      The Bank is a national banking association chartered under the National Bank Act. As such, it is subject to the supervision of the Comptroller of the Currency and is examined by his office. In addition, it is subject to examination by the Federal Reserve Board, by reason of its membership in the Federal Reserve System, and by the Federal Deposit Insurance Corporation, by reason of the insurance of its deposits by such corporation. Areas in which the Bank is subject to regulation by federal authorities include reserves, loans, investments, issuances of various types of securities, participation in mergers and consolidations, and certain transactions with or in the stock of the Company.

Employees

      The Company and the Bank employ 113 full-time equivalent employees.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

      The following tables present the condensed average balance sheets and the components of net interest differential for the three years ended December 31, 1998, 1997 and 1996. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a taxable equivalent basis.

                                                  1998
                                   -----------------------------------
                                     Average       Interest     Yield/
ASSETS                               Balance       Inc./Exp.     Rate
                                   -----------    ----------    -----
Federal funds sold                $ 21,759,343   $ 1,155,014     5.31%
Securities:
  Taxable                           97,953,145     5,854,481     5.98%
  Non-taxable (1)                    9,908,169       699,584     7.06%
Total loans and leases (1)(2)      138,310,868    13,210,520     9.55%
                                   -----------    ----------     ----
    Total earning assets           267,931,525    20,919,599     7.81%
                                                  ----------
Reserve for loan losses             (3,121,829)
Other non interest-
  bearing assets                    24,798,936
                                   -----------
Total average assets              $289,608,632
                                   ===========

LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest-bearing deposits:
  Savings, money market and NOW   $113,384,703   $ 2,665,123     2.35%
  Time deposits                     72,259,015     3,984,185     5.51%
Federal funds purchased and
  repurchase agreements             23,234,738     1,025,804     4.41%
                                   -----------     ---------     ----
    Total interest-bearing
       liabilities                 208,878,456     7,675,112     3.67%
                                                   ---------
Non interest-bearing deposits       54,657,106
Other non interest-bearing
  liabilities                        1,860,238
Stockholders' equity                24,212,832
                                   -----------
Total average liabilities
  and stockholders' equity        $289,608,632
                                   ===========

Net interest income                              $13,244,487
                                                  ==========
Net yield on interest
  earning assets                                                 4.94%
                                                                 ====

(1) Interest income and yield are stated on a fully taxable-equivalent basis. The total amount of adjustment is $259,818. A federal tax rate of 34% was used in performing this calculation.

(2) The average balances of non-accruing loans and loans held for sale are included in the loan balance.


Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (Continued)


                                                   1997
                                   -----------------------------------
                                     Average       Interest     Yield/
ASSETS                               Balance       Inc./Exp.     Rate
                                   -----------    ----------    -----
Federal funds sold                $  8,534,521   $   464,016     5.44%
Securities:
  Taxable                           86,006,643     5,241,159     6.09%
  Non-taxable (1)                    6,544,073       472,507     7.22%
Total loans and leases (1)(2)      136,844,378    13,186,467     9.64%
                                   -----------    ----------     ----
    Total earning assets           237,929,615    19,364,149     8.14%
                                                  ----------
Reserve for loan losses             (3,394,971)
Other non interest-
  bearing assets                    22,530,388
                                   -----------
Total average assets              $257,065,032
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


Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (Continued)

                                                  1996
                                   -----------------------------------
                                     Average       Interest     Yield/
ASSETS                               Balance       Inc./Exp.     Rate
                                   -----------    ----------    -----
Federal funds sold                $ 11,361,749   $   590,663     5.20%
Securities:
  Taxable                           78,493,267     4,619,558     5.89%
  Non-taxable (1)                    2,752,956       192,885     7.01%
Total loans and leases (1)(2)      129,443,069    12,495,000     9.65%
                                   -----------    ----------     ----
    Total earning assets           222,051,041    17,898,106     8.06%
                                                  ----------
Reserve for loan losses             (3,503,861)
Other non interest-
  bearing assets                    21,384,220
                                   -----------
Total average assets              $239,931,400
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

                                           1998 as compared to 1997
                                             Due to a change in:
                                    -------------------------------------
                                      Volume          Rate         Total
                                    ---------     ---------     ---------
Interest income from:
  Federal funds sold               $  702,093    $  (11,095)   $  690,998
  Securities:
    Taxable                           707,929       (94,607)      613,322
    Non-taxable                       237,548       (10,471)      227,077
  Loans & leases                      147,213      (123,160)       24,053
                                    ---------     ---------     ---------
Total                               1,794,783      (239,333)    1,555,450
                                    ---------     ---------     ---------
Interest expense on:
  Interest-bearing deposits:
    Savings, money market and NOW     304,094       (90,500)      213,594
    Time deposits                     221,434        75,145       296,579
  Federal funds purchased and
    repurchase agreements             329,755       (60,038)      269,717
                                    ---------     ---------     ---------
Total                                 855,283       (75,393)      779,890
                                    ---------     ---------     ---------
Net interest income                $  939,500    $ (163,940)   $  775,560
                                    =========     =========     =========

                                           1997 as compared to 1996
                                             Due to a change in:
                                    -------------------------------------
                                      Volume          Rate         Total
                                    ---------     ---------     ---------
Interest income from:
  Federal funds sold               $ (153,915)   $   27,268    $ (126,647)
  Securities:
    Taxable                           464,614       156,987       621,601
    Non-taxable                       273,841         5,781       279,622
  Loans & leases                      704,411       (12,944)      691,467
                                    ---------     ---------     ---------
Total                               1,288,951       177,092     1,466,043
                                    ---------     ---------     ---------
Interest expense on:
  Interest-bearing deposits:
    Savings, money market and NOW     145,440        47,254       192,694
    Time deposits                      85,984        20,011       105,995
  Federal funds purchased and
    repurchase agreements             191,021        37,754       228,775
                                    ---------     ---------     ---------
Total                                 422,444       105,020       527,464
                                    ---------     ---------     ---------
Net interest income                $  866,507    $   72,072    $  938,579
                                    =========     =========     =========

Note: The change due to the volume/rate variance has been allocated to volume.


Securities Portfolio

      The following table indicates the carrying value of the Company's consolidated securities portfolio at December 31, 1998, 1997 and 1996.


(in $000)
                                            1998        1997        1996
                                          -------      ------      ------
U.S. Government obligations              $ 14,166     $21,134     $16,002
U.S. Government agencies and corp.         91,953      64,667      67,043
Obligations of states and political
  subdivisions                             11,571       8,414       4,141
Other securities                            1,054         969         888
                                          -------      ------      ------
              Total                      $118,744     $95,184     $88,074
                                          =======      ======      ======

      The following table shows the maturities, carrying value and weighted average yields of the Company's consolidated securities portfolio at December 31, 1998. The yields are calculated by dividing the annual interest, net of amortization of premiums and accretion of discounts, by the amortized cost of the securities at the dates indicated. The yields on state and municipal securities are presented on a taxable equivalent basis.


		                        After one      After five
    Maturing:          Within       but within     but within        After
    --------         one year       five years     ten years      ten years
                    ------------   ------------   ------------   ------------
   (in $000)        Amount Yield   Amount Yield   Amount Yield   Amount Yield
                    ------ -----   ------ -----   ------ -----   ------ -----
U.S. Govt. obli-
 gations held to
 maturity           $1,000  5.09%  $    0     0%  $    0     0%  $   0      0%

U.S. Govt. obli-
 gations avail-
 able for sale       9,068  6.17    4,097  6.47        0     0       0      0

U.S. Govt. agencies
 & corps. held to
 maturity                0     0   24,981  6.06    3,465  6.02       0      0

U.S. Govt. agencies
 & corps. available
 for sale                0     0    3,030  6.30        0     0        0     0

State and political
 subdivisions
 held to maturity      415  7.13      195  7.13    1,782  7.33    9,179  7.33

Mortgage-backed
 securities avail-
 able for sale         699  5.70        0     0        0     0   13,738  6.05

Mortgage-backed
 securities held to
 maturity            4,316  6.30    6,103  6.12        0     0   35,622  6.29

Other securities         0     0        0     0        0     0    1,054  6.00

      Current estimated prepayment speed assumptions were used in estimating the maturities of mortgage-backed securities in the above table. At December 31, 1998 the Company did not own securities of any issuer where the aggregate book value of such securities exceeded ten percent of the Company's stockholders' equity.


Loan Portfolio

      The following table summarizes the distribution of the Bank's loan portfolio as of December 31 for each of the years indicated:


(in $000)
                                1998     1997     1996     1995     1994
                              -------  -------  -------  -------  -------
Commercial and industrial    $ 21,127 $ 18,066 $ 17,227 $ 13,784 $ 13,685
Real estate - residential      55,055   54,211   49,790   50,979   44,246
Real estate - commercial       47,399   48,329   45,106   44,983   50,195
Real estate - construction      2,795    4,868    4,833    3,903    3,330
Mortgage loans held for sale    1,330    2,173    1,222    1,057      559
Loans to individuals           13,197   13,571   13,221   13,178   10,850
Other                             651      795      171      188      173
                              -------  -------  -------  -------  -------
              Total loans    $141,554 $142,013 $131,570 $128,072 $123,038
                              =======  =======  =======  =======  =======

      Loan maturities for commercial and real estate (construction) loans at December 31, 1998 were as follows: $10,585,099 due in one year or less; $8,190,712 due after one year through five years; $5,145,977 due after five years. Of the Bank's commercial and real estate (construction) loans due after one year, $9,083,781 have floating or adjustable rates and $4,252,908 have fixed rates.

Nonaccrual, Past Due and Restructured Loans

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


(in $000)
                                1998     1997     1996     1995     1994
                               -----    -----    -----    -----    -----
Nonaccrual loans              $  913   $  633   $  897   $1,650   $  909
Accruing loans past due 90
 days or more                      2      239      370      160       66
Restructured loans                 0        0        0        0    1,155
                               -----    -----    -----    -----    -----
              Total           $  915   $  872   $1,267   $1,810   $2,130
                               =====    =====    =====    =====    =====

      The entire "restructured loans" balance at December 31, 1994 in the above table was comprised of a single loan. That loan was placed on nonaccrual status in September of 1995 and transferred to "Other Real Estate Owned" in August of 1996.


      For the period ended December 31, 1998, the reduction of interest income associated with nonaccrual and restructured loans was $63,870. The interest on these loans that was included in interest income for 1998 was $82,456.

Potential Problem Loans

      As of December 31, 1998 other than the above, there were no loans where management had serious doubts as to the ability of the borrowers to comply with the present loan repayment terms.

Concentrations of Credit

      As of December 31, 1998 except as disclosed in the above table, there were no concentrations of loans exceeding 10% of total loans.

Summary of Loan Loss Experience

      The following table summarizes historical data with respect to loans outstanding, loan losses and recoveries, and the allowance for possible loan losses at December 31 for each of the years indicated:


(in $000)
                                   1998     1997     1996     1995     1994
                                 -------  -------  -------  -------  -------
Average outstanding loans (1)   $138,311 $136,844 $129,443 $127,034 $120,018
                                 =======  =======  =======  =======  =======


Allowance for possible loan losses

(in $000)
                                    1998     1997     1996     1995     1994
                                 -------  -------  -------  -------  -------
Balance at beginning of period  $  3,216 $  3,482 $  3,455 $  3,703 $  3,910

Charge-offs:
  Commercial and industrial          (37)    (133)     (39)     (31)    (506)
  Real estate - residential         (132)     (16)     (53)     (70)    (221)
  Real estate - commercial           (59)     (99)       0     (415)       0
  Real estate - construction           0        0        0        0        0
  Loans to individuals               (76)    (118)    (138)    (113)    (112)
                                   -----    -----    -----    -----    -----
     Total charge-off               (304)    (366)    (230)    (629)    (839)

Recoveries:
  Commercial and industrial           48       35      147      105      174
  Real estate - residential            6       41        1      100      128
  Real estate - commercial             2        0       79       18        3
  Real estate - construction           0        0        0        0        0
  Loans to individuals                13       24       30       38       27
                                   -----    -----    -----    -----    -----
     Total recoveries                 69      100      257      261      332

Net (charge-off) recovery           (235)    (266)      27     (368)    (507)

Provision for possible
  loan losses                          0        0        0      120      300
                                   -----    -----    -----    -----    -----
Balance at end of period         $ 2,981  $ 3,216  $ 3,482  $ 3,455  $ 3,703
                                   ====     =====    =====    =====    =====

Ratio of net charge-offs to
  average loans                     .17%     .19%     .00%     .29%     .42%
                                   ====     =====    =====    =====    =====

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

      The following table reflects the allocation of the allowance for loan losses and the percent of loans in each category to total outstanding loans, including loans held for sale, as of December 31 for each of the years indicated:

                       1998                 1997                 1996
               -------------------  -------------------  -------------------
                       Percent of           Percent of           Percent of
                       loans in             loans in             loans in
                       category to          category to          category
(in $000)      Amount  total loans  Amount  total loans  Amount  total loans
               ------  -----------  ------  -----------  ------  -----------
Commercial &
  industrial  $  238      15.4%    $  318      12.7%    $  195      13.1%

Real estate -
  residential    197      39.8%       198      39.7%       166      38.8%

Real estate -
  commercial     518      33.5%       565      34.1%       767      34.2%

Real estate -
  construction    35       2.0%        62       3.4%        82       3.7%

Loans to
  individuals    130       9.3%       126      10.1%       126      10.2%

Unallocated    1,863       N/A      1,947       N/A      2,146       N/A
               -----     -----      -----     -----      -----     -----
     Total    $2,981     100.0%    $3,216     100.0%    $3,482     100.0%
               =====     =====      =====     =====      =====     =====


                       1995                 1994
               -------------------  -------------------
                       Percent of           Percent of
                       loans in             loans in
                       category to          category to
(in $000)      Amount  total loans  Amount  total loans
               ------  -----------  ------  -----------
Commercial &
  industrial  $  165      10.9%    $  165      11.2%

Real estate -
  residential    174      40.7        222      36.1%

Real estate -
  commercial     746      35.1%     1,440      40.9%

Real estate -
  construction    96       3.0%        45       2.8%

Loans to
  individuals    100      10.3%        87       9.0%

Unallocated    2,174       N/A      1,744       N/A
               -----     -----      -----     -----
     Total    $3,455     100.0%    $3,703     100.0%
               =====     =====      =====     =====

      The allocation of the allowance for possible loan losses to the categories of loans shown above includes both specific potential loss estimates for individual loans and general allocations deemed to be reasonable to provide for additional potential losses within the categories of loans set forth.


Deposits

      The following table shows the average deposits and average interest rate paid for each of the last three years:

                        1998               1997               1996
                  ----------------   ----------------   ----------------
                  Average  Average   Average  Average   Average  Average
(in $000)         Balance   Rate     Balance   Rate     Balance   Rate
                  -------  -------   -------  -------   -------  -------
Demand deposits  $ 54,658   0.00%   $ 49,068   0.00%   $ 44,426   0.00%

NOW deposits       30,382   1.10%     23,419   1.34%     22,544   1.29%

Money market
 deposits          27,273   2.87%     27,996   2.74%     27,924   2.75%

Savings deposits   55,729   2.78%     49,140   2.79%     44,040   2.73%

Time deposits      72,259   5.51%     68,314   5.40%     66,704   5.37%
                  -------   ----     -------   ----     -------   ----
          Total  $240,301   2.77%   $217,937   2.82%   $205,638   2.84%
                  =======   ====     =======   ====     =======   ====


      As of December 31, 1998, the Bank had certificates of deposit in amounts of $100,000 or more aggregating $19.1 million. These certificates of deposit mature as follows:


     Maturity                               Amount (in $000)
     --------                               ---------------
3 months or less                                $ 5,800
Over 3 months through 6 months                    3,165
Over 6 months through 12 months                   7,533
Over 12 months                                    2,632
                                                 ------
          Total                                 $19,130
                                                 ======



Return on Equity and Assets

      The following table summarizes various financial ratios of the Company for each of the last three years:


                                          Years ended December 31,
                                        ----------------------------
                                        1998        1997        1996
                                        ----        ----        ----
Return on average total
  assets (net income divided
  by average total assets)              1.31%       1.33%       1.31%


Return on average
  stockholders' equity
  (net income divided by
  average stockholders'
  equity)                              15.72%      16.07%      15.36%


Dividend payout ratio
  (total declared dividends
  per share divided by net
  income per share)                    24.94%      24.43%      24.99%


Equity to assets (average
  stockholders' equity as
  a percentage of average
  total assets)                         8.36%       8.30%       8.55%



Short-Term Borrowings

      The Bank engages in certain borrowing agreements throughout the year. These are in the ordinary course of the Bank's business. Such short-term borrowings consisted of securities sold under repurchase agreements, which are short-term borrowings from customers, and federal funds purchased. The following table summarizes such short-term borrowings at December 31 for each of the years indicated:


                          Weighted   Max.                       Weighted
                          average    amount                     average
                          interest   out-           Average     interest
             Balance,     rate at    standing       amount      rate
             end of       end of     at any         out-        during
             period       period     month-end      standing    period
             ----------   -------    ----------     ---------   --------
Year ended
12/31/98
----------

Federal
Funds
Purchased   $         0        0%   $         0     $     8,219    6.87%

Repurchase
Agreements   19,747,496     3.79%    32,342,233      23,226,519    4.41%


Year ended
12/31/97
----------

Federal
Funds
Purchased   $ 3,000,000     7.05%   $ 3,000,000     $    55,616    5.95%

Repurchase
Agreements   13,637,063     4.71%    20,135,834      15,743,797    4.78%


Year ended
12/31/96
----------

Federal
Funds
Purchased   $         0        0%   $         0     $     2,732    6.40%

Repurchase
Agreements   11,454,687     4.45%    14,435,268      11,795,545    4.39%



ITEM 2.   PROPERTIES

      The Bank's Main Office (approximately 32,000 square feet) at 17 Pope Street, Hudson, Massachusetts, the Consumer Loan Center (2,623 square feet) at 12 Pope Street, Hudson, Massachusetts, the Hudson South Office (1,040 square feet) at 177 Broad Street, Hudson, Massachusetts and the Marlboro Center Office (1,800 square feet) at 96 Bolton Street, Marlboro, Massachusetts, are owned by the Bank. In December of 1998 the Bank purchased a property located at 35 Edgell Road, Framingham, Massachusetts. That property contains two buildings, a 4,450 square foot building that will be used by the Bank as a branch office and a 2,050 square foot building that is leased to a tenant. The Framingham branch office is expected to open for business in the second quarter of 1999.

      The Bank's Stow Office (1,228 square feet) at 159 Great Road, Stow, Massachusetts, the Concord office (1,200 square feet) at 1134 Main Street, Concord, Massachusetts, the Acton office (2,100 square feet) at 274 Great Road, Acton, Massachusetts, the Marlboro office (1,110 square feet) at 500 Boston Post Road, Marlboro, Massachusetts and the Boxboro office (1,350 square feet) at 629 Massachusetts Avenue, Boxboro, Massachusetts, are leased by the Bank from third parties. The Bank has also contracted to lease from a third party a 2,700 square foot branch office at 450 Boston Post Road, Sudbury, Massachusetts. The Sudbury branch office is expected to open for business in the second quarter of 1999.

      All properties occupied by the Bank are in good condition and are adequate at present and for the foreseeable future for the purposes for which they are being used. In the opinion of management the properties are adequately insured.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

                              PART II
                              -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

      There is no established public trading market for the Company's common stock.

      The record number of holders of the Company's common stock was approximately 440 as of March 15, 1999.

      The Company customarily declares quarterly cash dividends on its outstanding common stock. The following table sets forth the cash dividends per share declared for the years 1998 and 1997:

                                     1998              1997
                                    ------            ------
  First quarter                     $ .077            $ .068
  Second quarter                      .079              .070
  Third quarter                       .082              .072
  Fourth quarter                      .085              .075
                                     -----             -----
                 Total              $ .323            $ .285
                                     =====             =====

      For a discussion of restrictions on the ability of the Bank to pay dividends to the Company, see footnote 11 on page 19 of the Annual Report to Shareholders for the year ended December 31, 1998, which is hereby incorporated by reference.

     On May 5, 1998 the Company sold 12,998 unregistered shares of its common stock to the Community Bancorp, Inc. 401(k) Savings Plan and 5,333 unregistered shares of its common stock to the Community Bancorp, Inc. Employee Stock Ownership Plan at a per share price of $15.00. The aggregate cash price of these shares was $274,965. Registration of such shares involved in the above transactions was not required because the transactions were exempt pursuant to the private offering provisions of the Securities Act and the rules thereunder. Alternatively, the Company believes that registration of the shares issued to its 401(k) Plan was not required because the transaction did not constitute a "sale" under Section 2(3) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

      A five year summary of selected consolidated financial data for the Company is presented on page 1 of the Annual Report to Shareholders for the year ended December 31, 1998 and is hereby incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations is contained on pages 25 through 28 of the Annual Report to Shareholders for the year ended December 31, 1998 and is hereby incorporated by reference.

Safe Harbor Statements Under the Private Securities Litigation Reform Act

      This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains, in addition to historic information, forward-looking statements. When used in this and other Reports, the words "anticipate", "estimate", "expect", "objective", and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a variety of risks and uncertainties. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, risk factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statement include, but are not limited to, the following:

1.  Adverse changes in asset quality;

2. Adverse changes in general economic conditions, including changes in interest rates, inflation, or the strength of the economy in the Company's service area;

3.  Increased competition for the services offered by the Bank;

4.  Legal and regulatory developments.


Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes the accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Statement is effective for the Company's fiscal year beginning January 1, 2000. The Company does not believe the adoption of SFAS No. 133 will have any material effect on its financial position or results of operations.

      In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires computer software costs associated with internal-use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 is effective for the Company's fiscal year beginning January 1, 1999. The Company does not believe the adoption of SOP 98-1 will have any material impact on the Company's financial statements or results of operations.

      In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. SOP 98-5 is effective for the Company's fiscal year beginning January 1, 1999. The Company does not believe the adoption of SOP 98-5 will have any material impact on the Company's financial statements or results of operations.

Asset/Liability Management and Interest Rate Risk

      It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities in an effort to prudently manage interest rate risk. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Company's ability to adjust the rates of its interest rate sensitive assets in response to such changes. The Company's negative one-year cumulative gap position at December 31, 1998, which represents the excess of repricing liabilities versus repricing assets, was 1.7% expressed as a percentage of total assets.

The following table presents rate-sensitive assets and rate-sensitive liabilities as of December 31, 1998:


(Dollars in thousands)                               December 31, 1998
                         --------------------------------------------------------------------------
                           1 to 6       7 to 12       1 to 2      2 to 5       Over 5
                           Months       Months        Years       Years        Years          Total
                         ----------   ---------    ----------   ---------    ---------   ----------
RATE-SENSITIVE ASSETS
Federal funds sold       $   17,000   $            $            $            $           $   17,000
Securities                   22,566        9,531       13,757       46,001      26,889      118,744
Adjustable-rate loans        43,262       17,397       21,760       22,926       1,312      106,657
Fixed-rate loans              5,454        4,640        4,492        7,803      11,178       33,567
Loans held for sale           1,330                                                           1,330
                          ---------    ---------    ----------   ----------   --------    ---------
                 Total   $   89,612   $   31,568   $   40,009   $   76,730   $  39,379   $  277,298
                          ---------    ---------    ----------   ---------    --------    ---------

RATE-SENSITIVE LIABILITIES
Demand deposits          $            $            $            $            $  60,511   $   60,511
NOW accounts*                                                                   36,319       36,319
Money market accounts        25,419                                                          25,419
Savings accounts                                                                36,060       36,060
Cash management accounts     22,238                                                          22,238
Certificates of deposit      36,126       22,863        8,326        6,541           5       73,861
Short term borrowings        19,161          587                                             19,748
                          ---------    ---------    ----------   ---------    --------    ---------
                Total    $  102,944   $   23,450   $    8,326   $    6,541   $ 132,895   $  274,156
                          ---------    ---------    ----------   ---------    --------    ---------
Gap                      $  (13,332)  $    8,118   $   31,683   $   70,189   $ (93,516)  $    3,142
                          ==========   =========    =========    =========    =========   =========
Cumulative Gap           $  (13,332)  $   (5,214)  $   26,469   $   96,658   $   3,142
                          ==========   =========    =========    =========    =========

Gap as a percent of
  total assets               (4.43%)       2.70%       10.53%       23.33%     (31.08%)

Cumulative gap as a
  percent of total assets    (4.43%)      (1.73%)       8.80%       32.12%       1.04%

* Cumulative gap as a
    percent of total
    assets if NOW accounts
    are considered
    immediately
    withdrawable            (16.50%)     (13.80%)      (3.27%)      20.05%       1.04%


Whenever possible, maturity dates or contractual repricing dates have been used in the preparation of the above table. In addition to those factors,



certain assumptions are utilized such as the estimation of prepayments
associated with certain loans and mortgage-backed securities.   The Bank's
historical experience over the past ten years, during which time interest rates have risen and fallen significantly, has demonstrated that savings account balances, demand deposit balances and NOW account balances are rate insensitive. Other deposit categories are considered to be rate sensitive. That rate sensitivity or insensitivity is reflected in the above table. (For purposes of this table, the Bank's FlexValue deposit account balances have been included in the "NOW accounts" category.)


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

      The Company's limits on interest rate risk specify that if interest rates were to shift immediately up or down by 200 basis points, estimated net interest income for the subsequent twelve months should decline by no more than 5.00% of net interest income. The following table sets forth the Company's estimated net interest income exposure, assuming an immediate, parallel shift in interest rates:


          Rate Change                  Estimated Exposure to
         (Basis Points)                Net Interest Income
         --------------                ---------------------
             +200                             (1.39%)
             -200                              0.85%



ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's consolidated financial statements are included on page 1 and on pages 4 through 24 of the Annual Report to shareholders for the year ended December 31, 1998 and are hereby incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in the Company's independent public accountants or disagreements with the Company's accountants on accounting or financial disclosure during the 24 months ended December 31, 1998 or in any period subsequent to the most recent financial statements.

                              PART III
                              --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth, as to each of the Directors and Executive Officers of the Company and the Bank, such person's age, position, term of office, and all business experience during the past five years. All Directors of the Company have served since 1984, except Mr. Frias who has been a Director of the Company since 1985, Mr. Parker who has been a Director of the Company since 1986, and Messrs. Hughes and Webster who have been Directors of the Company since 1995. Each Director of the Company is also a Director of the Bank. Each executive officer holds office until the first Director's meeting following the annual meeting of stockholders and thereafter until his or her successor is elected and qualified.



                                                    Business Experience
                                        Term of         During Past
  Name           Age    Position        Office          Five Years
--------------   ---    -------------   -------   -----------------------
Richard K.        46    Senior Vice               Senior Vice President,
  Bennett               President                 Community National Bank
                        of Bank

Grace L. Blunt    44    Senior Vice               Senior Vice President,
                        President                 Community National Bank,
                        of Bank                   Assistant Clerk,
                                                  Community Bancorp, Inc.

Alfred A.         81    Director of       2000    Retired
  Cardoza               Company and
                        Bank

Antonio Frias     59    Director of       2000    President and Treasurer,
                        Company and               S & F Concrete
                        Bank                      Contractors, Inc.;
                                                  Secretary/Clerk, Frias
                                                  Bros. Service Station

John P. Galvani   42    Senior Vice               Senior Vice President,
                        President                 Community National Bank
                        of Bank

I. George         82    Director of       1999    Chairman, Gould's, Inc.
  Gould (1)             Company and
                        Bank

Horst Huehmer     71    Director of       2001    Retired; formerly
                        Company and               Manager, Hudson Light
                        Bank                      and Power Department





Donald R.         49    Treasurer and     2001    Executive Vice
  Hughes, Jr.           Clerk of                  President and Cashier,
                        Company; Exec.            Community National Bank;
                        Vice President            Treasurer and Clerk,
                        of Bank; Director         Community Bancorp, Inc.
                        of Company and
                        Bank

James A.          59    President &       1999    President and CEO,
  Langway (1)           CEO of Company            Community National Bank
                        and Bank;                 and Community
                        Director of               Bancorp, Inc.
                        Company and
                        Bank

Robert E. Leist   45    Senior Vice               Senior Vice President,
                        President                 Community National Bank
                        of Bank

Janet A. Lyman    52    Senior Vice               Senior Vice President,
                        President                 Community National Bank
                        of Bank

Dennis F.         61    Chairman of       2000    President and
  Murphy, Jr.           the Board,                Treasurer, D. F.
                        Company and               Murphy Insurance
                        Bank                      Agency, Inc.;
                                                  Treasurer, Village
                                                  Real Estate

David L.          70    Director of       1999    Chairman of the Board,
  Parker (1,2)          Company and               Larkin Lumber Co.
                        Bank

Mark Poplin       75    Director of       2001    President and
                        Company and               Treasurer, Poplin
                        Bank                      Supply Co.;
                                                  Secretary, Poplin
                                                  Furniture Co.

David W.          57    Director of       2001    President & Treasurer,
  Webster (2)           Company and               Knight Fuel Co., Inc.
                        Bank


(1) Messrs. Gould, Langway, and Parker have been nominated for election at the 1999 Annual Meeting to serve until 2002.

(2)  Mr. Webster's wife and Mr. Parker are cousins.


      No Director holds a directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth all plan and non-plan compensation awarded to, earned by or paid to the CEO and other executive officers whose aggregate compensation by the Company and the Bank exceeded
$100,000.

                    Summary Compensation Table
                    --------------------------

                                         Annual Compensation
                            ---------------------------------------------

       (a)                   (b)       (c)         (d)          (i)  (1)

Name and                                                      All Other
Principal Position          Year      Salary      Bonus     Compensation
------------------          ----      -------     ------    ------------
James A. Langway            1998     $211,503    $90,000       $ 9,500
President and CEO           1997      205,353     75,000         8,989
of the Company and          1996      195,574     68,451         8,838
the Bank

Donald R. Hughes, Jr.       1998      122,595     30,036         8,877
Treasurer and Clerk of      1997      116,757     28,605         8,104
Company; Executive Vice     1996      111,197     27,244         7,825
President and Cashier
of the Bank

Richard K. Bennett          1998       90,061     15,310         5,584
Senior Vice President       1997       85,772     14,581         5,037
of the Bank                 1996       81,688     13,887         3,999

John P. Galvani             1998       89,250     15,173         5,526
Senior Vice President       1997       85,000     14,450         3,946
of the Bank                 1996       75,000     12,750         3,587


Notes:

1. The Company maintains an Employee Stock Ownership Plan (ESOP) for employees age 21 or older who are participants in the Company's Retirement Plan and who meet other requirements. The Company also maintains a 401(k) Savings Plan (401(k) Plan) for employees age 21 or over and who meet other requirements. Messrs. Langway, Hughes, Bennett and Galvani are participants in the Company's ESOP and 401(k) Plans. Of the $9,500 reported above for 1998 in column (i) for Mr. Langway, $3,533 represents Company ESOP contributions, $4,800 represents Company 401(k) Plan contributions and $1,167 represents group life insurance premiums paid by the Company. Of the $8,877 reported above for 1998 in column (i) for Mr. Hughes, $3,422 represents Company ESOP contributions, $4,579 represents Company 401(k) Plan contributions and $876 represents group life insurance premiums paid by the Company. Of the $5,584 reported above for 1998 in column (i) for Mr. Bennett, $2,432 represents Company ESOP contributions, $2,810 represents Company 401(k) Plan contributions and $342 represents group life insurance premiums paid by the Company. Of the $5,526 reported above for 1998 in column (i) for Mr. Galvani, $2,399 represents Company ESOP contributions, $2,785 represents Company 401(k) Plan contributions and $342 represents group life insurance premiums paid by the Company.


Compensation of Directors

      The Bank paid its Directors an annual fee of $9,265 in 1998. The Chairman of the Board was paid $15,443 in 1998. Director fees are paid on a monthly basis. The Company pays no compensation to its Directors for their services.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

      The Company has entered into five-year Employment Agreements with James A. Langway, President and Chief Executive Officer of the Company, and with Donald R. Hughes, Jr., Treasurer and Clerk of the Company, which specify the employee's duties and minimum compensation during the period of the Employment Agreement. Each Employment Agreement is extended for one additional year, on the anniversary of the commencement date, unless prior notice is given by either party. Employment by the Company shall terminate upon the employee's resignation, death, disability, or for "cause" as defined in the Employment Agreement. If employment is involuntarily terminated by the Company for any reason except for cause, or if the Employment Agreement is not renewed at its expiration, the Company is required to make additional payments to the employees. During the term of the Employment Agreement and for one year afterwards, the employee cannot compete with the Company within its market area.

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

      The Company has entered into an Executive Supplemental Income Agreement with James A. Langway, President and Chief Executive Officer of the Company, which commenced July 12, 1988 and which specifies benefits payable to Mr. Langway for a ten (10) year period following the date on which he ceases to be employed by the Company. The Agreement provides that the Company will pay Mr. Langway $40,774 each year, increased by increases in the Consumer Price Index, for a ten (10) year period following the date he ceases to be employed by the Company for any cause whatsoever after attaining age 55. The Agreement was amended on January 26, 1990, increasing the annual base retirement benefit to be paid to Mr. Langway from $40,774 to $60,774 each year, increased by increases in the Consumer Price Index in the same manner as the original Agreement. Mr. Langway attained age 55 during 1994. The Company records annual expense in anticipation of future payments expected to be made under this Agreement. The annual expense amount recorded is determined by an independent actuary based on Mr. Langway's life expectancy at the time he begins receiving payments. During 1998, the Company recorded $47,340 in such expense.

      The Bank has entered into "change in control" Severance Agreements with its five Senior Vice Presidents.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table and related notes set forth information regarding stock owned by each of the directors of the Company and Bank, and by all directors and executive officers of the Company and Bank as a group, at March 15, 1999.


                                        Amount and Nature of
                                        Beneficial Ownership
Title                                   (Number of shares) (1)          Percent
  of        Name of            -------------------------------------    of
Class   Beneficial Owner       Sole (2)     Shared (3)         Total    Class
 ----   ----------------       --------     ----------         -----    -------
Common  Alfred A. Cardoza       12,600        9,886            22,486      .8%
Stock
($2.50  Antonio Frias           26,586            0            26,586      .9%
 par)
        I. George Gould          9,235      113,962 (4)       123,197     4.2%

        Horst Huehmer              700       21,932            22,632      .8%

        Donald R. Hughes, Jr.    2,000      118,339 (4,5)     120,339     4.1%

        James A. Langway        94,170      245,392 (4,6,9)   339,562    11.5%

        Dennis F. Murphy, Jr.  198,724      239,484           438,208    14.9%

        David L. Parker         22,514       21,784 (7)        44,298     1.5%

        Mark Poplin                364      152,690           153,054     5.2%

        David W. Webster           750       70,084            70,834     2.4%

        All directors and
        executive officers
        of the Company and
        Bank as a group
        (15 persons)           368,971      747,295 (4,8,9) 1,116,266    37.9%


(1) Based upon information provided to the Company by the indicated persons. Certain directors may disclaim beneficial ownership of certain of the shares listed beside their names.

(2)  Indicates sole voting and investment power.

(3)  Indicates shared voting and investment power.

(4) Includes 78,209 shares held by the Company's ESOP for which Messrs. Gould, Hughes and Langway are co-trustees.

(5) Includes 10,130 shares held by the Company's 401(k) plan for which Mr. Hughes has voting power in certain circumstances.

(6) Includes 16,716 shares held by the Company's 401(k) plan for which Mr. Langway has voting power in certain circumstances.



(7) Includes 2,000 shares held by the Unitarian Church of Marlboro and Hudson, MA, for which Mr. Parker is a trustee, and 13,584 shares held in the name of Arline Parker, for whom Mr. Parker has power of attorney.

(8) Includes 71,936 shares held by the Company's 401(k) plan, for which Grace L. Blunt, Senior Vice President, and Robert E.
     Leist, Senior Vice President, are co-trustees.

(9) Includes 53,428 shares held by the Mark Poplin Family Trust and 96,814 shares held by the Shirley E. Poplin Family Trust, for which Mr. Langway is a trustee. Mr. Langway disclaims any beneficial interest in these shares.


      The following persons own beneficially more than five percent of the outstanding stock of the Company as of March 15, 1999:

                                              Amount and
    Title        Name and Address             Nature of         Percent
      of           of Beneficial              Beneficial          of
    Class             Owner                   Ownership         Class
    -----        ----------------             ----------        -------
Common Stock    Dennis F. Murphy, Jr.      438,208 shares        14.9%
($2.50 par)     188 Prospect Hill Rd.
                Harvard, MA  01467

                James A. Langway           339,562 shares (1,2)  11.5%
                1143 Grove Street
                Framingham, MA  01701

                Mark Poplin                153,054 shares         5.2%
                108 Barretts Mill Road
                Concord, MA  01742

                Einar P. Robsham           151,900 shares         5.2%
                164 Cochituate Road
                Wayland, MA  01778


(1)   Includes 78,209 shares held by the Company's ESOP, for which Mr.
      Langway is a trustee, and 16,716 shares held by the Company's
      401(k) plan, for which Mr. Langway has voting power in certain circumstances.

(2)   Includes 53,428 shares held by the Mark Poplin Family Trust and
      96,814 shares held by the Shirley E. Poplin Family Trust, for which Mr. Langway is a trustee. Mr. Langway disclaims any beneficial interest in these shares.



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

      In October of 1997 the Bank entered into a third-party insurance sales agreement with Murphy Insurance Brokerage, Ltd. ("Murphy"). By entering into the agreement, the Bank implemented a decision of the Board of Directors to expand the Bank's product line by providing the public with access to insurance products. The agreement between the Bank and Murphy is structured in the form of a lease arrangement for floor space in the Bank's Main Office located at 17 Pope Street, Hudson, Massachusetts.
Murphy Insurance Brokerage, Ltd. is a subsidiary of Murphy Insurance
Agency, Inc., which is owned by Dennis F. Murphy, Jr., Chairman of the
Company's Board of Directors. The third-party agreement between the Bank and Murphy had no material affect on the Company's 1998 financial statements or results of operations.





                              PART IV
                              -------

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENTS

(a)  1. & 2. Index to Consolidated Financial Statement Schedules

      The following consolidated financial statements, which are included in the Annual Report to Shareholders of Community Bancorp, Inc. for the year ended December 31, 1998, are hereby incorporated by reference:


                                                   Annual Report to
                                                     Shareholders
          Description                               page reference
          -----------                              ----------------
Consolidated balance sheets at
  December 31, 1998 and 1997                               4

Consolidated statements of income for
  the years ended December 31, 1998,
  1997 and 1996                                            5

Consolidated statements of comprehensive
  income for the years ended December 31,
  1998, 1997 and 1996                                      6

Consolidated statements of stockholders'
  equity for the years ended December 31, 1998,
  1997 and 1996                                            7

Consolidated statements of cash flows
  for the years ended December 31, 1998,
  1997 and 1996                                            8

Notes to consolidated financial statements               9 - 24


      With the exception of the aforementioned information, and information incorporated by reference in Items 5, 6, 7, and 8, the Annual Report to Shareholders for the year ended December 31, 1998 is not deemed to be filed as part of this Form 10-K. Certain schedules required by Regulation S-X have been omitted as the items are either not applicable or are presented in the notes to the financial statements contained in the Annual Report to Shareholders for the year ended December 31, 1998.


     3.  Exhibits

         See accompanying Exhibit Index.


(b)  The Company did not file a Form 8-K during the quarter ended
     December 31, 1998.

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

10.5    Severance Agreement dated June 10, 1986
        between Community Bancorp, Inc. and
        Donald R. Hughes, Jr.                                      (d)

10.6    Executive Supplemental Income Agreement
        dated July 12, 1988 between Community
        Bancorp, Inc. and James A. Langway                         (e)

10.7    Amendment to Executive Supplemental
        Income Agreement dated January 26, 1990
        between Community Bancorp, Inc. and
        James A. Langway.                                          (f)

10.8    Stock Purchase Agreement dated March 29, 1993
        by and among Community Bancorp, Inc. and
        certain specific persons.                                  (g)

10.9    Form of Severance Agreement dated February 19,
        1998 between Community National Bank and the
        Bank's five Senior Vice Presidents.

13.     1998 Annual Report to shareholders

21.     Subsidiaries of Company                                  Page 30

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

                                      COMMUNITY BANCORP, INC.


Date: March 18, 1999                 By: /s/ Donald R. Hughes, Jr.
                                         -------------------------
                                         Donald R. Hughes, Jr.
                                         Treasurer and Clerk



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                              Name and Capacity
    ----                              -----------------

March 18, 1999               /s/ James A. Langway
                             -----------------------------------
                             James A. Langway, President & CEO
                             Principal Executive Officer


March 18, 1999               /s/ Donald R. Hughes, Jr.
                             -----------------------------------
                             Donald R. Hughes, Jr., Treasurer & Clerk,
                             Principal Financial Officer and Principal
                             Accounting Officer


March 18, 1999               /s/ James A. Langway
                             -----------------------------------
                             James A. Langway, Director


March 18, 1999               /s/ Donald R. Hughes, Jr.
                             -----------------------------------
                             Donald R. Hughes, Jr., Director


March 18, 1999               /s/ Alfred A. Cardoza
                             -----------------------------------
                             Alfred A. Cardoza, Director


March 19, 1999               /s/ David W. Webster
                             -----------------------------------
                             David W. Webster, Director


March 19, 1999               /s/ David L. Parker
                             -----------------------------------
                             David L. Parker, Director


March 23, 1999               /s/ I. George Gould
                             -----------------------------------
                             I. George Gould, Director

                      SUPPLEMENTAL INFORMATION
                      ------------------------

     Copies of the Notice of Annual Meeting of Shareholders, Proxy Statement and Proxy For Annual Meeting of Shareholders for the Registrant's 1999 annual meeting of shareholders, to be held on April 13, 1999, are being submitted separately as an EDGAR Submission Type DEF 14A. Such material is not deemed to be filed with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act.