Form 10-Q
period 1999-03-31
COMMUNITY BANCORP INC /MA/
filed 1999-05-07
CIK 742170

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549



                                 FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



                    FOR THE QUARTER ENDED MARCH 31, 1999




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



                             Common Stock
                           $2.50 par value
                     2,944,588 shares outstanding
                         as of April 30, 1999

                       PART I - FINANCIAL INFORMATION

                           COMMUNITY BANCORP, INC.
Item 1.                  CONSOLIDATED BALANCE SHEETS
                                                 March 31,     December 31,
                                                   1999            1998
                                               -----------     -----------
ASSETS
Cash and due from banks                       $ 16,133,820    $ 17,601,043
Federal funds sold                              10,500,000      17,000,000
Securities available for sale, at market        27,797,561      31,685,402
Securities held to maturity (market value
  $86,797,063 at 3/31/99 and $87,832,432
  at 12/31/98)                                  86,397,626      87,058,589
Mortgage loans held for sale                       858,815       1,330,278

Loans                                          150,406,979     140,223,942
Less allowance for possible loan losses          3,007,567       2,981,012
                                               -----------     -----------
       Total net loans                         147,399,412     137,242,930

Premises and equipment, net                      5,868,465       5,576,789
Other assets, net                                3,765,806       3,391,800
                                               -----------     -----------
                Total assets                  $298,721,505    $300,886,831
                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                        $ 57,260,177    $ 60,511,257
   Interest bearing                            191,081,264     193,897,478
                                               -----------     -----------
       Total deposits                          248,341,441     254,408,735
                                               -----------     -----------
 Federal funds purchased and securities
   sold under repurchase agreements             22,198,794      19,747,496
 Other liabilities                               2,001,321       1,265,351
                                               -----------     -----------
            Total liabilities                  272,541,556     275,421,582
                                               -----------     -----------
Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 12,000,000
   shares authorized, 3,199,218 shares issued,
   2,944,588 shares outstanding                  7,998,045       7,998,045
 Surplus                                           524,106         524,106
 Undivided profits                              20,000,335      19,274,861
 Treasury stock, at cost, 254,630 shares        (2,364,573)     (2,364,573)
 Accumulated other comprehensive income             22,036          32,810
                                               -----------     -----------
            Total stockholders' equity          26,179,949      25,465,249
                                               -----------     -----------
                Total liabilities and
                    stockholders' equity      $298,721,505    $300,886,831
                                               ===========     ===========

                            See accompanying notes.



                           COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                                    Three months ended
                                                         March 31,
                                                 -------------------------
                                                    1999            1998
                                                 ---------       ---------
Interest income:
  Interest and fees on loans                    $3,249,967      $3,346,892
  Interest and dividends on securities:
    Taxable interest                             1,566,776       1,277,759
    Nontaxable interest                            135,497          94,967
    Dividends                                       19,126          16,670
  Interest on federal funds sold                   114,713         184,891
                                                 ---------       ---------
    Total interest income                        5,086,079       4,921,179
                                                 ---------       ---------
Interest expense:
  Interest on deposits                           1,574,062       1,609,620
  Interest on short term borrowings                228,755         196,154
                                                 ---------       ---------
    Total interest expense                       1,802,817       1,805,774
                                                 ---------       ---------

Net interest income                              3,283,262       3,115,405
                                                 ---------       ---------
Provision for possible loan losses                       0               0
                                                 ---------       ---------
Net interest income after provision
  for possible loan losses                       3,283,262       3,115,405
                                                 ---------       ---------
Noninterest income:
  Merchant credit card assessments                 312,742         304,205
  Service charges                                  145,340         148,178
  Other charges, commissions and fees              298,132         267,187
  Gains on sales of loans, net                      39,381          42,728
  Gains on sales of securities, net                      0               0
  Other                                             21,842          20,303
                                                 ---------       ---------
    Total noninterest income                       817,437         782,601
                                                 ---------       ---------
Noninterest expense:
  Salaries and employee benefits                 1,313,388       1,261,079
  Data processing                                  151,546         148,657
  Occupancy, net                                   176,052         144,565
  Furniture and equipment                           91,030         116,987
  Credit card processing                           268,525         242,906
  Printing, stationery and supplies                 64,703          72,495
  Marketing and advertising                         85,920          47,574
  Other                                            416,754         402,866
                                                 ---------       ---------
    Total noninterest expense                    2,567,918       2,437,129
                                                 ---------       ---------
Income before income taxes                       1,532,781       1,460,877
Income taxes                                       551,127         540,281
                                                 ---------       ---------
Net income                                      $  981,654      $  920,596
                                                 =========       =========

Earnings per common share                       $     .333      $     .315

Dividends per share                             $     .087      $     .077

Weighted average number of shares                2,944,588       2,926,257

                            See accompanying notes.


                            COMMUNITY BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                      Three months ended
                                                           March 31,
                                                  ------------------------
                                                     1999           1998
                                                  ---------      ---------
Net income                                       $  981,654     $  920,596
Other comprehensive income:
  Unrealized securities (losses) gains
   arising during period                            (18,239)         9,379
  Income tax benefit (expense) on securities
   (losses) gains arising during period               7,465         (3,967)
                                                  ---------      ---------
  Net unrealized securities (losses)
   gains arising during period                      (10,774)         5,412
                                                  ---------      ---------
  Less:  reclassification adjustment for
   securities (gains) losses included in income           0              0
  Income tax expense (benefit) on securities
    (gains) losses included in income                     0              0
                                                  ---------      ---------
  Net reclassification adjustments for
   securities (gains) losses included in
   net income                                             0              0
                                                  ---------      ---------
Other comprehensive income                          (10,774)         5,412
                                                  ---------      ---------
Comprehensive income                             $  970,880     $  926,008
                                                  =========      =========

                         See accompanying notes.


                        COMMUNITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Three months ended
                                                          March 31,
                                                 -------------------------
                                                    1999           1998
                                                 ----------     ----------
Cash flows from operating activities:
  Net income                                    $   981,654    $   920,596
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Decrease (increase) in mortgage loans
        held for sale                               471,463     (3,286,282)
      Premium on sale of mortgages                   37,371         65,887
      Depreciation and amortization                 205,677        205,297
      Increase (decrease) in other liabilities      306,083        (36,776)
      Increase in taxes payable                     445,304        286,302
      Increase (decrease) in interest payable        47,193        (11,603)
      (Increase) decrease in other assets          (348,866)        16,973
      (Increase) in interest receivable             (62,501)       (25,120)
                                                 ----------     ----------
         Total adjustments                        1,101,724     (2,785,322)
                                                 ----------     ----------
Net cash (used in) provided by operating
  activities                                    $ 2,083,378    $(1,864,726)
                                                 ==========     ==========
Cash flows from investing activities:
  Maturities and principal repayments of
    securities available for sale                 4,040,745      2,196,057
  Maturities and principal repayments of
    securities held to maturity                  11,101,064      9,163,728
  Purchases of securities available for sale       (171,400)       (84,600)
  Purchases of securities held to maturity      (10,440,102)   (13,831,005)
  Net change in federal funds sold                6,500,000     (1,000,000)
  Net change in loans and other real estate
    owned                                       (10,217,258)     2,917,016
  Acquisition of property, plant and equipment     (497,354)      (360,142)
                                                 ----------     ----------
Net cash provided by (used in) investing
  activities                                        315,695       (998,946)
                                                 ----------     ----------

Cash flows from financing activities:
  Net change in deposits                         (6,067,293)     3,619,853
  Net change in federal funds purchased                   0     (3,000,000)
  Net change in repurchase agreements             2,451,298      5,007,874
  Dividends paid                                   (250,301)      (219,469)
                                                 ----------     ----------
Net cash (used in) provided by financing
  activities                                     (3,866,296)     5,408,258
                                                 ----------     ----------
Net (decrease) increase in cash and
  due from banks                                 (1,467,223)     2,544,586
                                                 ----------     ----------
Cash and due from banks at beginning
  of period                                      17,601,043     16,704,667
                                                 ----------     ----------
Cash and due from banks at end of period        $16,133,820    $19,249,253
                                                 ==========     ==========

                            See accompanying notes.

                            COMMUNITY BANCORP, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 1999
________________________________________________________________________

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1998.


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

4.  OPERATING SEGMENTS

The Company adopted Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), during 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to the stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company has one reportable segment: community banking. At present, the Company conducts no activities independent of the Bank. The Bank is engaged in substantially all of the business operations customarily conducted by an independent commercial bank in Massachusetts. Banking services offered include acceptance of checking, savings and time deposits, and the making of consumer, commercial, real estate and other loans. The Bank also offers official checks, traveler's checks, safe deposit boxes, electronic banking and bill payment services and other customary banking services to its customers.


5.  RECLASSIFICATIONS

Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period's presentation. The reclassifications have no effect on net income.

                     PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

The Company recorded net income of $981,654 for the three months ended March 31, 1999, representing an increase of $61,058 or 6.6% over $920,596 for the same period in 1998. Earnings per share of $.333 for the current period represented an increase of $.018 from $.315 for the three months ended March 31, 1998.

The improvement in net income resulted primarily from an increase in net interest income and noninterest income, partially offset by increases in salaries and benefits, data processing, occupancy, credit card processing, marketing and advertising and other expense.

Deposits of $248,341,441 at March 31, 1999 decreased by $6,067,294 or 2.4% from $254,408,735 at December 31, 1998. The decrease in deposits occurred in several interest- and noninterest-bearing categories, and was partially offset by increases in money market deposit accounts and certificates of deposit. The decrease in deposits was partially offset by a $2,451,298 increase in repurchase agreements during the period

Loans of $150,406,979 at March 31, 1999 increased by $10,183,037 or 7.3%
from $140,223,942 at December 31, 1998. This growth was concentrated in the commercial, residential mortgage and home equity loan categories. Noncurrent loans (nonaccrual loans and loans 90 days or more past due but still accruing) totaled $1,223,393 and $913,151 at March 31, 1999 and December 31, 1998, respectively. There were no accruing troubled debt restructurings at March 31, 1999 or December 31, 1998.

Assets of $298,721,505 at March 31, 1999 represented a $2,165,326 or .7%
decrease from $300,886,831 at December 31, 1998.

             Three months ended March 31, 1999 as Compared To
                    Three months ended March 31, 1998
             ------------------------------------------------

Net Interest Income

Interest income for the three months ended March 31, 1999 was $5,086,079, representing an increase of $164,900 or 3.4% from $4,921,179 for the three months ended March 31, 1998, primarily due to higher loan and securities balances in 1999. Interest expense was $1,802,817, virtually unchanged from $1,805,774 for the three months ended March 31, 1998. Net interest income for the three months ended March 31, 1999 was $3,283,262, representing an increase of $167,857 or 5.4% from $3,115,405 for the three months ended March 31, 1998.

Noninterest Income and Expense

Noninterest income for the three months ended March 31, 1999 was $817,437, representing an increase of $34,836 or 4.5% from $782,601 for the three months ended March 31, 1998. This increase was primarily the result of increases in merchant credit card assessments, other charges, commissions and fees and other income, partially offset by a reduction in service charges and gains on sales of loans.

Noninterest expense for the three months ended March 31, 1999 of $2,567,918 was up $130,789 or 5.4% from $2,437,129 for the same period in
1998. This increase was primarily the result of increases in salaries and employee benefits, data processing, occupancy, credit card processing, marketing and advertising and other expense, partially offset by reductions in furniture and equipment and printing, stationery and supplies.

Provision for Loan Losses

There was no provision for loan losses for the three months ended March 31, 1999 or 1998, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes

Income tax expense of $551,127 for the three months ended March 31, 1999 compared to $540,281 for the same period in 1998, the result of an increase in taxable income during the current period.

Net Income

Net income of $981,654 for the first three months of 1999 represented an increase of $61,058 or 6.6% from $920,596 recorded for the first three months of 1998. Earnings per share of $.333 for the current period represented an increase of $.018 from $.315 for the three months ended March 31, 1998.

Allowance for Possible Loan Losses

The allowance for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio. Management's methodology in determining the adequacy of the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends and the volume, growth and composition of the loan portfolio. Each loan on the Company's internal Watch List is evaluated periodically to estimate potential losses. For loans with potential losses, the bank sets aside or "allocates" a portion of the ALLL against such potential losses. For the remainder of the portfolio, "unallocated" reserve amounts are determined based on judgments regarding the type of loan, economic conditions and trends, potential exposure to loss and other factors. While the Company achieved total loan growth of $10,183,037 or 7.3% during the quarter ended March 31, 1999, there were no significant changes in loan concentrations, loan quality or loan terms during the period. Estimation methods and assumptions affecting the allowance remained unchanged from the prior quarter. There was no significant reallocation of the allowance among the various segments of the portfolio. The allowance for possible loan losses is charged when management determines that the repayment of the principal on a loan is in doubt. Subsequent recoveries, if any, are credited to the allowance. At March 31, 1999, the balance in the allowance was $3,007,567 representing 245% of noncurrent loans, compared to $2,981,012 or 326% of noncurrent loans at December 31, 1998.

Securities

The Company's securities portfolio consists of obligations of the U.S. Treasury, U.S. government sponsored agencies, mortgage backed securities and obligations of various municipalities. Those assets are used in part to secure public deposits and as collateral for repurchase agreements. Total securities were $114,195,187 at March 31, 1999, representing a decrease of $4,548,804 or 3.8% from $118,743,991 at December 31, 1998.
At March 31, 1999, $27,797,561 in securities were classified as available for sale. There were no sales of securities during the three months ended March 31, 1999.

Liquidity and Capital Resources

The Company's primary sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities. Deposits are considered a relatively stable source of funds. At March 31, 1999 and 1998, deposits were $248.3 and $236.4 million, respectively. Management anticipates that deposits will grow moderately during the remainder of 1999.

As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations. At March 31, 1999, the Company's Tier 1 leverage capital ratio was 8.75%. Regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At March 31, 1999 the Company's Tier 1 and total risk-based capital ratios were 15.55% and 16.81%, respectively.
The Bank is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.).

On March 16, 1999, the Company's Board of Directors declared a first quarter 1999 cash dividend of $.087 per share of common stock to shareholders of record at March 1, 1999, payable on April 15, 1999.

Asset/Liability Management

The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.

It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's negative one-year cumulative gap position at March 31, 1999, representing the excess of repricing liabilities versus repricing assets within a one year time frame, was 6.2% expressed as a percentage of total assets.

Year 2000

The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

The Company, like most users of computers, computer software, and equipment utilizing embedded microcontrollers, may be affected by the Year 2000 date change. The Company recognized the importance of this issue in 1996 and formally established an internal Year 2000 Committee in 1997, chaired by a member of the Company's senior management team, to assess all systems to ensure that they will function properly. This process involves five separate phases: awareness, assessment, renovation, validation and implementation.

The Company's Year 2000 Committee established a schedule specifying the completion dates for each of the process's five phases. During 1997, the Committee completed the systems assessment phase, identifying each internal system that could potentially be affected by the Year 2000 issue. Those systems were then designated as either mission-critical or non- mission-critical. Mission-critical systems were defined by the Company as being vital to the successful continuance of core business activities. The Company determined that its only mission-critical system is its mainframe data processing system. The mainframe system has been certified by its respective hardware and software vendors as being Year 2000 compliant. In addition, the Company contracted with a qualified consulting firm to independently test the mainframe system for Year 2000 compatibility. That testing has verified that the mainframe system is Year 2000 compliant.

For all non-mission-critical systems that could be affected by the Year 2000 issue, action plans were designed which set forth the process for determining whether or not those systems are compliant. Those determinations involve obtaining compliance certifications from vendors whenever possible and by validation testing conducted by the Company. A similar procedure was followed for external systems and services the bank obtains from third parties. Testing of those third party systems for Year 2000 compliance began during fourth quarter of 1998 and was completed during the first quarter of 1999.

When the results of the Company's validation testing have revealed that a particular system or service was not Year 2000 compliant, a specific deadline has been established by which time that system or service must be brought into compliance. Contingency plans were formulated to either upgrade such systems in order to meet Year 2000 compliance requirements, replace them with systems that are certified as compliant, or establish alternative processing arrangements. Those contingency plans document the action the Company will take for each such non-compliant system. At March 31, 1999, the Company was in the final or "implementation" phase of this process.

In certain cases, however, such as the potential loss of electrical power or telecommunications services due to Year 2000 problems, testing by the Company is either not practical or not possible. In those cases, detailed contingency plans have been designed that specify how the Company will deal with each such potential situation.

The Year 2000 issue presents several potential risks to the Company. The banking transactions of the Company's customers are processed by its internal mainframe data processing system. The failure of that system to function as a result of the millennium date change could result in the Company's inability to process customer transactions in the usual manner. In that event, the Company could potentially lose customers to other financial institutions, resulting in a loss of revenue. A number of the Company's borrowers utilize computers and computer software to varying degrees in conjunction with the operation of their businesses. The customers and suppliers of those businesses may utilize computers as well. Should the Company's borrowers, or the businesses on which they depend, experience Year 2000 related computer problems, such borrowers' cash flow could be disrupted, adversely affecting their ability to repay their loans with the Company. The Company has assessed its Year 2000 exposure to credit customers through the use of questionnaires and personal interviews. Management's determination of the potential impact the Year 2000 issue could have on those customers' ability to continue servicing their debt in a satisfactory manner is factored into the Company's credit risk rating system.

Similar problems could affect certain of the Company's business depositors, potentially causing interruptions in their cash flow that could result in their inability to maintain historical deposit balance levels in their accounts. Such an event could result in the reduction of deposit balances available to the Company for loans, investments, etc. Concern on the part of some depositors that Year 2000 related problems could impair access to their deposit balances following the millennium date change could result in the Company experiencing a deposit outflow prior to December 31, 1999. The potential increase in cash requirements has been estimated and factored into the Company's analysis of projected future liquidity needs. Also, the Company has made a special arrangement with the Federal Home Loan Bank of Boston for a temporary $10,000,000 loan for the period of November 15, 1999 through March 15, 2000. This loan will provide the Company with additional liquidity sufficient to fund any anticipated cash requirements resulting from customers withdrawing funds from their deposit accounts.

Certain utility services, such as electrical power and telecommunications services, could be disrupted if those services experience Year 2000 related problems. Also, should Year 2000 related problems occur which cause any of the Company's systems, or the systems of certain third parties upon which the Company depends, to become inoperative, increased personnel costs could be incurred if additional staff is required to perform functions that the inoperative systems would have otherwise performed. The Company has designed contingency plans to address such potential occurrences. As a nationally chartered financial institution, the Company and its subsidiary, Community National Bank, are regulated by agencies of the federal government. Federal bank regulators have established specific guidelines and timetables for all nationally chartered financial institutions to follow in addressing the Year 2000 issue. The Company's Year 2000 contingency plans follow those requirements. As of March 31, 1999, the Company is in compliance with all Year 2000 guidelines and timetables mandated by the banking regulators, and it is on schedule with its own internal preparedness efforts.

The Company believes it is not possible to estimate the potential lost revenue due to the Year 2000 issue, as the extent and longevity of such potential problems cannot be predicted. However, the Company believes it will be able to modify or replace any affected systems in time to minimize any detrimental effects on its operations. A number of Year 2000 compliant systems have already been installed or are in the process of being installed. The Company's estimated total cost to address the Year 2000 issue, including the replacement of computer equipment, software programs, and other equipment containing embedded microprocessors that were not Year 2000 compliant, is approximately $200,000. Of that amount, a total of approximately $91,800 has been incurred to date, $34,300 of which was incurred during the first quarter of 1999. System maintenance or modification costs are being expensed as incurred, while the cost of new hardware, software, and other equipment will be capitalized and amortized over their useful lives.

                      PART II - OTHER INFORMATION


Item 5.  OTHER INFORMATION

     On March 16, 1999, the Company's Board of Directors declared a first quarter 1999 cash dividend of $.087 per share of common stock to shareholders of record at March 1, 1999, payable on April 15, 1999.

     On April 12, 1999, Community National Bank opened its tenth branch office, located at 35 Edgell Road, Framingham, Massachusetts.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)  The Company did not file a Form 8-K during the quarter ended March
     31, 1999.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COMMUNITY BANCORP, INC.




Date:  May 5, 1999             By: /s/ James A. Langway
                                   -------------------------
                                   James A. Langway
                                   President & Chief Executive Officer
                                   Principal Executive Officer





Date:  May 5, 1999             By: /s/ Donald R. Hughes, Jr.
                                   -------------------------
                                   Donald R. Hughes, Jr.
                                   Treasurer and Clerk,
                                   Principal Financial Officer and
                                     Principal Accounting Officer