Form 10-Q
period 1999-06-30
COMMUNITY BANCORP INC /MA/
filed 1999-07-30
CIK 742170

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549


                              FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTER ENDED JUNE 30, 1999


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



                             Common Stock
                           $2.50 par value
                     2,960,947 shares outstanding
                         as of July 15, 1999

                      PART I - FINANCIAL INFORMATION

                          COMMUNITY BANCORP, INC.
Item 1.                 CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                                 June 30,      December 31,
                                                   1999            1998
                                              ------------    ------------
ASSETS
Cash and due from banks                       $ 17,489,175    $ 17,601,043
Federal funds sold                              15,310,404      17,000,000
Securities available for sale, at market        29,868,882      31,685,402
Securities held to maturity (market value
  $85,925,867 at 6/30/99 and $87,832,432
  at 12/31/98)                                  87,036,591      87,058,589
Mortgage loans held for sale                       474,700       1,330,278

Loans                                          154,954,834     140,223,942
Less allowance for possible loan losses          3,000,719       2,981,012
                                               -----------     -----------
       Total net loans                         151,954,115     137,242,930
                                               -----------     -----------

Premises and equipment, net                      6,162,061       5,576,789
Other assets, net                                3,803,074       3,391,800
                                               -----------     -----------
                Total assets                  $312,099,002    $300,886,831
                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                        $ 60,173,926    $ 60,511,257
   Interest bearing                            200,833,183     193,897,478
                                               -----------     -----------
       Total deposits                          261,007,109     254,408,735
                                               -----------     -----------
 Federal funds purchased and securities
   sold under repurchase agreements             22,398,289      19,747,496
 Other liabilities                               1,661,134       1,265,351
                                               -----------     -----------
            Total liabilities                  285,066,532     275,421,582
                                               -----------     -----------
Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 12,000,000
   shares authorized, 3,199,218 shares issued,
   2,960,947 shares outstanding, (2,944,588
   shares outstanding at 12/31/98)               7,998,045       7,998,045
 Surplus                                           638,619         524,106
 Undivided profits                              20,698,634      19,274,861
 Treasury stock, at cost, 238,271 shares,
   (254,630 shares at 12/31/98)                 (2,217,342)     (2,364,573)
 Accumulated other comprehensive income            (85,486)         32,810
                                               -----------     -----------
            Total stockholders' equity          27,032,470      25,465,249
                                               -----------     -----------
                Total liabilities and
                    stockholders' equity      $312,099,002    $300,886,831
                                               ===========     ===========

                           See accompanying notes.


                         COMMUNITY BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                    Three months ended      Six months ended
                                         June 30,                June 30,
                                   --------------------   --------------------
                                      1999       1998        1999       1998
                                   ---------  ---------   ---------  ---------
Interest income:
 Interest and fees on loans       $3,423,430 $3,270,641  $6,673,397 $6,617,533
 Interest and div. on securities:
  Taxable interest                 1,472,064  1,368,854   3,038,840  2,646,613
  Nontaxable interest                137,148    119,728     272,645    214,695
  Dividends                           16,474     15,247      35,600     31,917
 Interest on federal funds sold      186,277    265,544     300,990    450,435
                                   ---------  ---------  ----------  ---------
  Total interest income            5,235,393  5,040,014  10,321,472  9,961,193
                                   ---------  ---------  ----------  ---------
Interest expense:
 Deposits                          1,640,318  1,663,439   3,214,380  3,273,059
 Short term borrowings               216,185    230,067     444,940    426,221
                                   ---------  ---------   ---------  ---------
  Total interest expense           1,856,503  1,893,506   3,659,320  3,699,280
                                   ---------  ---------   ---------  ---------
Net interest income                3,378,890  3,146,508   6,662,152  6,261,913
Provision for loan losses                  0          0           0          0
                                   ---------  ---------   ---------  ---------
Net interest income after
 provision for loan losses         3,378,890  3,146,508   6,662,152  6,261,913
                                   ---------  ---------   ---------  ---------
Noninterest income:
 Merchant credit card assessments    301,141    288,920     613,883    593,125
 Service charges                     153,364    149,661     298,704    297,839
 Other charges, commissions, fees    282,010    244,405     580,142    511,592
 Gains on sales of loans, net         10,386    103,801      49,767    146,529
 Gains on sales of securities, net         0          0           0          0
 Other                                27,172     20,464      49,014     40,767
                                   ---------  ---------   ---------  ---------
  Total noninterest income           774,073    807,251   1,591,510  1,589,852
                                   ---------  ---------   ---------  ---------
Noninterest expense:
 Salaries and benefits             1,305,659  1,246,516   2,619,047  2,507,595
 Data processing                     165,050    136,319     316,596    284,976
 Occupancy, net                      210,736    138,991     386,788    283,556
 Furniture and equipment             121,891    113,415     212,921    230,402
 Credit card processing              285,515    261,308     554,040    504,214
 Printing, stationery & supplies      68,094     58,004     132,797    130,499
 Marketing and advertising            87,158     57,374     173,078    104,948
 Other                               407,830    390,350     824,584    793,216
                                   ---------  ---------   ---------  ---------
  Total noninterest expense        2,651,933  2,402,277   5,219,851  4,839,406
                                   ---------  ---------   ---------  ---------
Income before income taxes         1,501,030  1,551,482   3,033,811  3,012,359
Income taxes                         539,207    568,187   1,090,334  1,108,468
                                   ---------  ---------   ---------  ---------
Net income                        $  961,823 $  983,295  $1,943,477 $1,903,891
                                   =========  =========   =========  =========

Earnings per common share         $     .326 $     .335  $     .659 $     .649

Dividends per share               $     .089 $     .079  $     .176 $     .156

Weighted average number of shares  2,952,498  2,937,739   2,948,565  2,932,030

                            See accompanying notes.


                           COMMUNITY BANCORP, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (Unaudited)


                                   Three months ended        Six months ended
                                         June 30,                June 30,
                                   -------------------   ---------------------
                                     1999       1998        1999        1998
                                   --------   --------   ---------   ---------
Net income                        $ 961,823  $ 983,295  $1,943,477  $1,903,891
Other comprehensive income:
  Unrealized securities gains
   (losses) arising during period  (182,023)   (73,665)   (200,262)    (64,290)
  Income tax (expense) benefit on
    securities gains (losses)
    arising during period            74,501     32,961      81,966      28,998
                                   --------   --------   ---------   ---------
  Net unrealized securities gains
   (losses) arising during period  (107,522)   (40,704)   (118,296)    (35,292)
                                   --------   --------    --------   ---------
  Less:  reclassification
   adjustment for securities
   (gains) losses included in
   income                                 0          0           0           0
  Income tax expense (benefit) on
   securities (gains) losses
   included in income                     0          0           0           0
                                   --------   --------    --------   ---------
  Net reclassification adjustments
   for securities (gains) losses
   included in net income                 0          0           0           0
                                   --------   --------    --------   ---------
Other comprehensive income         (107,522)   (40,704)   (118,296)    (35,292)
                                   --------   --------   ---------   ---------
Comprehensive income              $ 854,301  $ 942,591  $1,825,181  $1,868,599
                                    =======   ========   =========   =========

                           See accompanying notes.



                         COMMUNITY BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                      Six months ended
                                                          June 30,
                                                 -------------------------
                                                    1999           1998
                                                 ----------     ----------
Cash flows from operating activities:
  Net income                                    $ 1,943,477    $ 1,903,891
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Decrease in mortgage loans held for sale      855,578        330,898
      Premium on sale of mortgages                   54,318        110,452
      Depreciation and amortization                 446,568        434,503
      Increase (decrease) in other liabilities      273,594       (257,869)
      Increase (decrease) in taxes payable           45,763        (49,912)
      Increase (decrease) in interest payable       103,937         (5,175)
      (Increase) decrease in other assets          (263,736)       151,895
      (Increase) in interest receivable            (142,611)      (116,023)
                                                 ----------     ----------
         Total adjustments                        1,373,411        598,769
                                                 ----------     ----------
Net cash provided by operating activities         3,316,888      2,502,660
                                                 ----------     ----------
Cash flows from investing activities:
  Maturities and principal repayments of
    securities available for sale                 6,766,150      6,281,845
  Maturities and principal repayments of
    securities held to maturity                  16,413,116     12,753,012
  Purchases of securities available for sale     (5,150,150)       (84,600)
  Purchases of securities held to maturity      (16,391,119)   (29,694,341)
  Net change in federal funds sold                1,689,596    (12,900,000)
  Net change in loans and other real estate
    owned                                       (14,728,939)     4,215,306
  Acquisition of property, plant and equipment   (1,031,840)      (568,130)
                                                 ----------     ----------
Net cash (used in) investing activities         (12,433,186)   (19,996,908)
                                                 ----------     ----------
Cash flows from financing activities:
  Net change in deposits                          6,598,373     10,180,406
  Net change in federal funds purchased                   0     (3,000,000)
  Net change in repurchase agreements             2,650,793      9,212,368
  Sale of treasury stock                            261,744        274,965
  Dividends paid                                   (506,480)      (444,791)
                                                 ----------     ----------
Net cash provided by financing activities         9,004,430     16,222,948
                                                 ----------     ----------
Net (decrease) in cash and due from banks          (111,868)    (1,271,300)
                                                 ----------     ----------
Cash and due from banks at beginning
  of period                                      17,601,043     16,704,667
                                                 ----------     ----------
Cash and due from banks at end of period        $17,489,175    $15,433,367
                                                 ==========     ==========

                            See accompanying notes.

                          COMMUNITY BANCORP, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1999
_________________________________________________________________________

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

The Company has one reportable segment: community banking. At present, the Company conducts no activities independent of the Bank. The Bank is engaged in substantially all of the business operations customarily conducted by an independent commercial bank in Massachusetts. Banking services offered include acceptance of checking, savings and time deposits, and the making of consumer, commercial, real estate and other loans. The Bank also offers official checks, traveler's checks, safe deposit boxes, Internet banking and bill payment services and other customary banking services to its customers.


5.  RECLASSIFICATIONS

Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period's presentation. The reclassifications have no effect on net income.

                    PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

The Company recorded net income of $1,943,477 for the six months ended June 30, 1999, representing an increase of $39,586 or 2.1% over $1,903,891 for the six months ended June 30, 1998. Earnings per share of $.659 for the current period represented an increase of $.010 from $.649 for the corresponding period in 1998.

The Company recorded net income of $961,823 for the three months ended June 30, 1999, representing a decrease of $21,472 or 2.2% from $983,295 for the three months ended June 30, 1998 Earnings per share of $.326 for the current period represented a decrease of $.009 from $.335 for the corresponding period in 1998.

Deposits of $261,007,109 at June 30, 1999 increased by $6,598,374 or 2.6%
from $254,408,735 at December 31, 1998. The increase in deposits occurred primarily in the interest bearing category of certificates of deposit, partially offset by a decrease in CMA investment accounts.

Loans of $154,954,834 at June 30, 1999 increased by $14,730,892 or 10.5%
from $140,223,942 at December 31, 1998. The growth in loans occurred primarily in the commercial, residential mortgage and home equity account categories. Noncurrent loans (nonaccrual loans and loans 90 days or more past due but still accruing) totaled $1,075,724 and $913,151 at June 30, 1999 and December 31, 1998, respectively. There were no accruing troubled debt restructurings at June 30, 1999 or December 31, 1998.

Assets of $312,099,002 at June 30, 1999 represented an $11,212,171 or
3.7% increase from $300,886,831 at December 31, 1998.

              Six months ended June 30, 1999 as Compared To
                     Six months ended June 30, 1998
              ---------------------------------------------

Net Interest Income

Interest income for the six months ended June 30, 1999 was $10,321,472, representing an increase of $360,279 or 3.6% from $9,961,193 for the six months ended June 30, 1998, primarily due to higher average loan and federal funds sold balances in 1999, partially offset by lower average interest rates in the current period. Interest expense was $3,659,320, representing a decrease of $39,960 or 1.1% from $3,699,280 for the six months ended June 30, 1998, primarily due to lower average interest rates in 1999, partially offset by higher average interest bearing deposit balances in the current period. Net interest income for the six months ended June 30, 1999 was $6,662,152, representing an increase of $400,239 or 6.4% from $6,261,913 for the six months ended June 30, 1998.

Noninterest Income and Expense

Noninterest income for the six months ended June 30, 1999 was $1,591,510 representing an increase of $1,658 or 0.1% from $1,589,852 for the six months ended June 30, 1998. This increase was primarily the result of increases in merchant credit card assessments, service charges, commissions and fees and other income, partially offset by a reduction in gains on sales of loans. The decrease in gains on sales of loans resulted from a significant reduction in residential mortgage volume during the current period as compared to the same period in 1998.

Noninterest expense for the six months ended June 30, 1999 of $5,219,851 was up $380,445 or 7.9% from $4,839,406 for the same period in 1998.
This increase was primarily the result of increases in salaries and employee benefits, data processing, occupancy, credit card processing, printing, stationery and supplies, marketing and advertising and other expense, partially offset by a reduction in furniture and equipment.
Many of the non-inflationary increases in noninterest expense were the result of costs associated with the opening of two new Community National Bank branch offices during the second quarter of 1999, and the Bank's continued investment in technology to enhance customer service and product delivery systems.

Provision for Loan Losses

There was no provision for loan losses for the six months ended June 30, 1999 or 1998, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes

Income tax expense of $1,090,334 for the six months ended June 30, 1999 compared to $1,108,468 for the same period in 1998, the result of an increase in taxable income during the current period.

Net Income

Net income of $1,943,477 for the first six months of 1999 represented an increase of $39,586 or 2.1% from $1,903,891 recorded for the first six months of 1998. Earnings per share of $.659 for the current period represented an increase of $.010 from $.649 for the six months ended June 30, 1998.

              Three months ended June 30, 1999 as Compared To
                    Three months ended June 30, 1998
              -----------------------------------------------

Net Interest Income

Interest income for the three months ended June 30, 1999 was $5,235,393, representing an increase of $195,379 or 3.9% from $5,040,014 for the three months ended June 30, 1998, primarily due to higher average loan and federal funds sold balances in 1999, partially offset by lower average interest rates in the current period. Interest expense was $1,856,503, representing a decrease of $37,003 or 2.0% from $1,893,506 for the three months ended June 30, 1998, primarily due to lower average interest rates in 1999, partially offset by higher average interest bearing deposit balances in the current period. Net interest income for the three months ended June 30, 1999 was $3,378,890, representing an increase of $232,382 or 7.4% from $3,146,508 for the three months ended June 30, 1998.

Noninterest Income and Expense

Noninterest income for the three months ended June 30, 1999 was $774,073, representing a decrease of $33,178 or 4.1% from $807,251 for the three months ended June 30, 1998. This decrease was primarily the result of a decrease in gains on sales of loans, partially offset by increases in merchant credit card assessments, service charges, other charges, commissions and fees and other income. The reduction in gains on sales of loans resulted from a significant reduction in residential mortgage volume during the current period as compared to the same period in 1998.

Noninterest expense for the three months ended June 30, 1999 of $2,651,933 was up $249,656 or 10.4% from $2,402,277 for the corresponding period in 1998. This increase was primarily the result of increases in a variety of noninterest expense categories. Many of the non-inflationary increases in noninterest expense were the result of costs associated with the opening of two new Community National Bank branch offices during the second quarter of 1999, and the Bank's continued investment in technology to enhance customer service and product delivery systems.

Provision for Loan Losses

There was no provision for loan losses for the three months ended June 30, 1999 or 1998, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes

Income tax expense of $539,207 for the three months ended June 30, 1999 compared to $568,187 for the corresponding period in 1998, the result of a decrease in taxable income during the current period.

Net Income

Net income of $961,823 for the first three months of 1999 represented a decrease of $21,472 or 2.2% from $983,295 recorded for the first three months of 1998. Earnings per share of $.326 for the current period represented a decrease of $.009 from $.335 for the three months ended June 30, 1998.

Allowance for Possible Loan Losses

The allowance for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio. Management's methodology in determining the adequacy of the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends and the volume, growth and composition of the loan portfolio. Each loan on the Company's internal Watch List is evaluated periodically to estimate potential losses. For loans with potential losses, the bank sets aside or "allocates" a portion of the ALLL against such potential losses. For the remainder of the portfolio, "unallocated" reserve amounts are determined based on judgments regarding the type of loan, economic conditions and trends, potential exposure to loss and other factors. While the Company achieved total loan growth of $14,730,892 or 10.5% during the six months ended

June 30, 1999, there were no significant changes in loan concentrations, loan quality or loan terms during the period. Estimation methods and assumptions affecting the allowance remained unchanged from those used in prior periods. There was no significant reallocation of the allowance among the various segments of the portfolio. The allowance for possible loan losses is charged when management determines that the repayment of the principal on a loan is in doubt. Subsequent recoveries, if any, are credited to the allowance. At June 30, 1999, the balance in the allowance was $3,000,719 representing 279% of noncurrent loans, compared to $2,981,012 or 326% of noncurrent loans at December 31, 1998.

Securities

The Company's securities portfolio consists of obligations of the U.S. Treasury, U.S. government sponsored agencies, mortgage backed securities and obligations of various municipalities. Those assets are used in part to secure public deposits and as collateral for repurchase agreements. Total securities were $116,905,473 at June 30, 1999, representing a decrease of $1,838,518 or 1.5% from $118,743,991 at December 31, 1998.
At June 30, 1999, $29,868,882 in securities were classified as "available for sale". There were no sales of securities during the six months ended June 30, 1999.

Liquidity and Capital Resources

The Company's primary sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities. Deposits are considered a relatively stable source of funds. At June 30, 1999 and 1998, deposits were $261.0 and $243.0 million, respectively. Management anticipates that deposits will grow moderately during the remainder of 1999.

As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets constitutes the minimum capital standard for most banking organizations. At June 30, 1999, the Company's Tier 1 leverage capital ratio was 8.68%. Regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At June 30, 1999 the Company's Tier 1 and total risk-based capital ratios were 15.50% and 16.75%, respectively.
The Bank is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.).

On May 18, 1998, the Company's 401(k) Savings Plan ("401(k)") and the Employee Stock Ownership Plan ("ESOP") purchased 11,359 shares and 5,000 shares, respectively, of common stock from the Company. The stock was sold to the two Plans at a price of $16.00 per share, which was determined by the trustees of the Plans, based on a fair market analysis performed by an independent third party pursuant to the ESOP, to represent a fair market price from a financial point of view as of December 31, 1998. The stock was sold to the two Plans from the Company's treasury stock account.

On June 15, 1999, the Company's Board of Directors declared a second quarter 1999 cash dividend of $.089 per share of common stock to shareholders of record at June 1, 1999, payable on July 15, 1999.

Asset/Liability Management

The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.
It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's negative cumulative one year gap position at June 30, 1999, representing the excess of repricing liabilities versus repricing assets within a one year time frame, was 6.5% of total assets.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains, in addition to historical information, "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. When used in this and other Reports filed by the Company, the words "anticipate", "estimate", "expect", "objective", and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a variety of risks and uncertainties. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, risk factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statement include, but are not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures, adverse changes in asset quality, increased inflation, risks related to Year 2000 issues (particularly with respect to compliance by third parties on which the Company relies), and adverse legislative or regulatory changes.

Year 2000

The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

The Company, like most users of computers, computer software, and equipment utilizing embedded microcontrollers, may be affected by the Year 2000 date change. The Company recognized the importance of this issue in 1996 and formally established an internal Year 2000 Committee in 1997, chaired by a member of the Company's senior management team, to assess all systems to ensure that they will function properly. This process involved five separate phases: awareness, assessment, renovation, validation and implementation.

The Company's Year 2000 Committee established a schedule specifying the completion dates for each of the process's five phases. During 1997, the Committee completed the systems assessment phase, identifying each internal system that could potentially be affected by the Year 2000 issue. Those systems were then designated as either mission-critical or non-mission-critical. Mission-critical systems were defined by the Company as being vital to the successful continuance of core business activities. The Company determined that its only mission-critical system is its mainframe data processing system. The mainframe system has been certified by its respective hardware and software vendors as being Year 2000 compliant. In addition, the Company contracted with an independent consulting firm to test the mainframe system for Year 2000 compatibility. That testing has verified that the mainframe system is Year 2000 compliant.

For all non-mission-critical systems that could be affected by the Year 2000 issue, action plans were designed which set forth the process for determining whether or not those systems are compliant. Those determinations have involved obtaining compliance certifications from vendors whenever possible and validation testing conducted by the Company. A similar procedure was followed for external systems and services the Company obtains from third parties. Testing of those third party systems for Year 2000 compliance began during fourth quarter of 1998 and was completed during the first quarter of 1999.

When the results of the Company's validation testing revealed that a particular system or service was not Year 2000 compliant, a specific deadline was established by which time that system or service must be brought into compliance. Contingency plans were formulated to either upgrade such systems in order to meet Year 2000 compliance requirements, replace them with systems that are certified as compliant, or establish alternative processing arrangements. Those contingency plans document the actions the Company has taken for each such non-compliant system. At June 30, 1999, the Company was in the final or "implementation" phase of this process.

In certain cases, however, such as the potential loss of electrical power or telecommunications services due to Year 2000 problems, testing by the Company has been either not practical or not possible. In those cases, detailed contingency plans have been designed that specify how the Company will deal with each such potential situation.

The Year 2000 issue presents several potential risks to the Company. The banking transactions of the Company's customers are processed by its internal mainframe data processing system. The failure of that system to function as a result of the millennium date change could result in the Company's inability to process customer transactions in the usual manner. In that event, the Company could potentially lose customers to other financial institutions, resulting in a loss of revenue. A number of the Company's borrowers utilize computers and computer software to varying degrees in conjunction with the operation of their businesses. The customers and suppliers of those businesses may utilize computers as well. Should the Company's borrowers, or the businesses on which they depend, experience Year 2000 related computer problems, such borrowers' cash flow could be disrupted, adversely affecting their ability to repay their loans with the Company. The Company has assessed its Year 2000 exposure to credit customers through the use of questionnaires and personal interviews. Management's determination of the potential impact the Year 2000 issue could have on those customers' ability to continue servicing their debt in a satisfactory manner has been factored into the Company's credit risk rating system.

Similar problems could affect certain of the Company's business depositors, potentially causing interruptions in their cash flow that could result in their inability to maintain historical deposit balance levels in their accounts. Such an event could result in the reduction of deposit balances available to the Company for loans, investments, etc. Concern on the part of some depositors that potential Year 2000 related problems could impair access to their deposit balances following the millennium date change could result in the Company experiencing a deposit outflow prior to December 31, 1999. The potential increase in cash requirements has been estimated and factored into the Company's analysis of projected future liquidity needs. Also, the Company has made a special arrangement with the Federal Home Loan Bank of Boston for a $10,000,000 loan for the period of November 15, 1999 through March 15, 2000. The Company believes this loan will provide additional liquidity sufficient to fund any anticipated cash requirements resulting from customers withdrawing funds from their deposit accounts.

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

As a nationally chartered financial institution, the Company and its subsidiary, Community National Bank, are regulated by agencies of the federal government. Federal bank regulators have established specific guidelines and timetables for all nationally chartered financial institutions to follow in addressing the Year 2000 issue. The Company's Year 2000 contingency plans follow those requirements. As of June 30, 1999, the Company is in compliance with all Year 2000 guidelines and timetables issued by the banking regulators, and it is also in compliance with its own internal Year 2000 preparedness schedule.

The Company believes it is not possible to estimate the potential lost revenue due to the Year 2000 issue, as the extent and longevity of such potential problems cannot be predicted. However, as of June 30, 1999, the Company believes it has modified or replaced any affected system that could have caused any detrimental effects on its operations. The Company's estimated total cost to test its systems and replace computer equipment, software programs, or other equipment containing imbedded microprocessors that were not Year 2000 compliant, is approximately $216,000, all of which has been incurred as of June 30, 1999. System maintenance or modification costs have been expensed as incurred, while the cost of new hardware, software, and other equipment has been capitalized and amortized over their useful lives.

                     PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders was held on April 13, 1999. At that meeting, two (2) matters were put before the shareholders for vote. Proxies for the meeting were solicited, and a copy of the Proxy Statement dated March 23, 1999 is incorporated herein by reference and attached hereto as an exhibit. Such Proxy Statement provides a description of the matters put before the shareholders for vote and provides other information required under this Item 4.

The results of the voting were as follows:

1. To fix the number of Directors who shall constitute the full Board of Directors at ten.

         Votes for:                    2,340,521
         Votes against:                    6,036

2. To elect as Directors the three individuals listed as nominees in the Proxy Statement, who, together with the seven Directors whose terms of office did not expire at this meeting, constitute the full Board of Directors.

             Director              Votes For         Votes Against
             --------              ---------         -------------
         I. George Gould           2,337,021             9,536
         James A. Langway          2,337,021             9,536
         David L. Parker           2,337,021             9,536

Item 5.  OTHER INFORMATION

On April 12, 1999, Community National Bank opened its ninth branch office, located at 35 Edgell Road, Framingham, Massachusetts.

On May 18, 1999, the Company's Board of Directors elected Jennie Lee Colosi a Director of the Company, and the Bank's Board of Directors elected Ms. Colosi a Director of the Bank.

On June 15, 1999, the Company's Board of Directors declared a second quarter 1999 cash dividend of $.089 per share of common stock to shareholders of record at June 1, 1999, payable on July 15, 1999.

On June 28, 1999, Community National Bank opened its tenth branch office, located at 450 Boston Post Road, Sudbury, Massachusetts.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       27 Article 9 - Financial Data Schedule for the six months ended June 30, 1999

       99     Proxy Statement dated March 23, 1999

(b)  The Company did not file a Form 8-K during the quarter ended June
     30, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COMMUNITY BANCORP, INC.




Date:  July 30, 1999           By: /s/ James A. Langway
                                   --------------------
                                   James A. Langway
                                   President & Chief Executive Officer
                                   Principal Executive Officer





Date:  July 30, 1999           By: /s/ Donald R. Hughes, Jr.
                                   -------------------------
                                   Donald R. Hughes, Jr.
                                   Treasurer and Clerk,
                                   Principal Financial Officer and
                                     Principal Accounting Officer

                           EXHIBIT INDEX
                           -------------


  EXHIBIT                      DESCRIPTION
  -------                      -----------

    27 Article 9 - Financial Data Schedule for the six months ended June 30, 1999

    99            Proxy Statement dated March 23, 1999