Form 10-Q
period 1999-09-30
COMMUNITY BANCORP INC /MA/
filed 1999-10-26
CIK 742170

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549



                               FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934



                 FOR THE QUARTER ENDED SEPTEMBER 30, 1999




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


                               Common Stock
                             $2.50 par value
                       2,960,947 shares outstanding
                          as of October 15, 1999

                       PART I - FINANCIAL INFORMATION

                          COMMUNITY BANCORP, INC.
Item 1.                 CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                              September 30,    December 31,
                                                  1999             1998
                                              ------------     -----------
ASSETS
Cash and due from banks                       $ 19,745,744    $ 17,601,043
Federal funds sold                              10,776,623      17,000,000
Securities available for sale, at market        35,898,240      31,685,402
Securities held to maturity (market value
  $87,403,279 at 9/30/99 and $87,832,432
  at 12/31/98)                                  88,741,299      87,058,589
Mortgage loans held for sale                       105,255       1,330,278

Loans                                          160,677,754     140,223,942
Less allowance for possible loan losses          3,057,975       2,981,012
                                               -----------     -----------
       Total net loans                         157,619,779     137,242,930
                                               -----------     -----------

Premises and equipment, net                      6,089,630       5,576,789
Other assets, net                                3,787,549       3,391,800
                                               -----------     -----------
                Total assets                  $322,764,119    $300,886,831
                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                        $ 60,593,741    $ 60,511,257
   Interest bearing                            216,761,635     193,897,478
                                               -----------     -----------
       Total deposits                          277,355,376     254,408,735
                                               -----------     -----------
 Federal funds purchased and securities
   sold under repurchase agreements             15,853,260      19,747,496
 Other liabilities                               1,761,032       1,265,351
                                               -----------     -----------
            Total liabilities                  294,969,668     275,421,582
                                               -----------     -----------
Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 12,000,000
   shares authorized, 3,199,218 shares issued,
   2,960,947 shares outstanding, (2,944,588
   shares outstanding at 12/31/98)               7,998,045       7,998,045
 Surplus                                           638,619         524,106
 Undivided profits                              21,442,286      19,274,861
 Treasury stock, at cost, 238,271 shares,
   (254,630 shares at 12/31/98)                 (2,217,342)     (2,364,573)
 Accumulated other comprehensive income            (67,157)         32,810
                                               -----------     -----------
            Total stockholders' equity          27,794,451      25,465,249
                                               -----------     -----------
                Total liabilities and
                    stockholders' equity      $322,764,119    $300,886,831
                                               ===========     ===========

                           See accompanying notes.


                           COMMUNITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                   Three months ended      Nine months ended
                                       September 30,         September 30,
                                  --------------------- ----------------------
                                     1999       1998        1999       1998
                                  ---------- ---------- ----------- ----------
Interest income:
 Interest and fees on loans       $3,534,547 $3,245,414 $10,207,944 $9,862,947
 Interest and div. on securities:
  Taxable interest                 1,650,568  1,540,196   4,689,408  4,186,809
  Nontaxable interest                141,779    126,677     414,424    341,372
  Dividends                           19,489     16,351      55,089     48,268
 Interest on federal funds sold      227,696    431,014     528,686    881,449
                                   ---------  ---------  ---------- ----------
   Total interest income           5,574,079  5,359,652  15,895,551 15,320,845
                                   ---------  ---------  ---------- ----------
Interest expense:
 Deposits                          1,772,584  1,723,556   4,986,964  4,996,615
 Short term borrowings               237,514    344,897     682,454    771,118
                                   ---------  ---------  ----------  ---------
  Total interest expense           2,010,098  2,068,453   5,669,418  5,767,733
                                   ---------  ---------  ----------  ---------
Net interest income                3,563,981  3,291,199  10,226,133  9,553,112
                                   ---------  ---------  ----------  --------
Provision for loan losses                  0          0           0          0
                                   ---------  ---------  ----------  ---------
Net interest income after
 provision for loan losses         3,563,981  3,291,199  10,226,133  9,553,112
                                   ---------  ---------  ----------  ---------
Noninterest income:
 Merchant credit card assessments    310,905    285,745     924,788    878,870
 Service charges                     143,684    142,058     442,388    439,897
 Other charges, commissions, fees    300,782    313,112     880,924    824,704
 Gains on sales of loans, net          5,938     71,807      55,705    218,336
 Gains on sales of securities, net         0          0           0          0
 Other                                17,394     20,273      66,408     61,040
                                   ---------  ---------   ---------  ---------
  Total noninterest income           778,703    832,995   2,370,213  2,422,847
                                   ---------  ---------   ---------  ---------
Noninterest expense:
 Salaries and benefits             1,410,644  1,253,602   4,029,691  3,761,197
 Data processing & ATM network       253,085    228,501     734,610    677,883
 Occupancy, net                      179,039    168,280     565,827    451,836
 Furniture and equipment             114,690    113,766     327,611    344,168
 Credit card processing              330,735    268,292     884,775    772,506
 Printing, stationery & supplies      71,026     65,910     203,823    196,409
 Professional fees                   104,730    121,435     279,897    313,485
 Marketing and advertising            57,974     97,951     231,052    202,899
 Other                               252,104    234,402     736,592    671,162
                                   ---------  ---------   ---------  ---------
  Total noninterest expense        2,774,027  2,552,139   7,993,878  7,391,545
                                   ---------  ---------   ---------  ---------
Income before income taxes         1,568,657  1,572,055   4,602,468  4,584,414
Income taxes                         552,598    579,357   1,642,932  1,687,825
                                   ---------  ---------   ---------  ---------
Net income                        $1,016,059 $  992,698  $2,959,536 $2,896,589
                                   =========  =========   =========  =========

Earnings per common share         $     .343 $     .337  $    1.002 $     .986

Dividends per share               $     .092 $     .082  $     .268 $     .238

Weighted average number of shares  2,960,947  2,944,588   2,952,738  2,936,262

                            See accompanying notes.

                           COMMUNITY BANCORP, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (Unaudited)

                                  Three months ended      Nine months ended
                                     September 30,          September 30,
                                 ---------------------  ----------------------
                                    1999        1998       1999        1998
                                 ----------  ---------  ----------  ----------

Net income                       $1,016,059  $ 992,698  $2,959,536  $2,896,589
Other comprehensive income:
  Unrealized securities gains
   (losses) arising during period    31,029     99,247    (169,235)     39,226
  Income tax (expense) benefit on
    securities gains (losses)
    arising during period           (12,700)   (40,890)     69,268     (16,161)
                                  ---------   --------   ---------   ---------
  Net unrealized securities gains
   (losses) arising during period    18,329     58,357     (99,967)     23,065
                                  ---------   --------   ---------   ---------
  Less:  reclassification
   adjustment for securities
   (gains) losses included in
   income                                 0          0           0           0
  Income tax expense (benefit) on
   securities (gains) losses
   included in income                     0          0           0           0
                                  ---------   --------   ---------   ---------
  Net reclassification adjustments
   for securities (gains) losses
   included in net income                 0          0           0           0
                                  ---------  ---------   ---------   ---------
Other comprehensive income           18,329     58,357     (99,967)     23,065
                                  ---------  ---------   ---------   ---------
Comprehensive income             $1,034,388 $1,051,055  $2,859,569  $2,919,654
                                  =========  =========   =========   =========

                            See accompanying notes.



                         COMMUNITY BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                    Nine months ended
                                                       September 30,
                                                --------------------------
                                                    1999           1998
                                                -----------    -----------
Cash flows from operating activities:
  Net income                                    $ 2,959,536    $ 2,896,589
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Decrease in mortgage loans held for sale    1,225,023        489,450
      Premium on sale of mortgages                   59,938        142,940
      Depreciation and amortization                 677,075        615,893
      Increase (decrease) in other liabilities      302,478       (132,053)
      Increase (decrease) in taxes payable          121,373       (108,993)
      Increase (decrease) in interest payable        95,112        (10,575)
      (Increase) decrease in other assets          (129,783)       157,901
      (Increase) in interest receivable            (279,359)      (263,644)
                                                 ----------     ----------
         Total adjustments                        2,071,857        890,919
                                                 ----------     ----------
Net cash provided by operating activities         5,031,393      3,787,508
                                                 ----------     ----------
Cash flows from investing activities:
  Maturities and principal repayments of
    securities available for sale                 9,652,800      9,437,884
  Maturities and principal repayments of
    securities held to maturity                  19,708,408     21,831,805
  Purchases of securities available for sale    (14,035,128)    (5,482,625)
  Purchases of securities held to maturity      (21,391,119)   (47,963,991)
  Net change in federal funds sold                6,223,377     (7,200,000)
  Net change in loans and other real estate
    owned                                       (20,399,259)     2,599,856
  Acquisition of property, plant and equipment   (1,189,916)      (728,100)
                                                 ----------     ----------
Net cash (used in) investing activities         (21,430,837)   (27,505,171)
                                                 ----------     ----------
Cash flows from financing activities:
  Net change in deposits                         22,946,641     17,222,765
  Net change in federal funds purchased                   0     (3,000,000)
  Net change in repurchase agreements            (3,894,236)     9,654,227
  Sale of treasury stock                            261,744        274,965
  Dividends paid                                   (770,004)      (677,413)
                                                 ----------     ----------
Net cash provided by financing activities        18,544,145     23,474,544
                                                 ----------     ----------
Net increase (decrease) in cash and due
  from banks                                      2,144,701       (243,119)
                                                 ----------     ----------
Cash and due from banks at beginning
  of period                                      17,601,043     16,704,667
                                                 ----------     ----------
Cash and due from banks at end of period        $19,745,744    $16,461,548
                                                 ==========     ==========

                          See accompanying notes.

                          COMMUNITY BANCORP, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1999
_________________________________________________________________________

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

                       PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

The Company recorded consolidated net income of $2,959,536 for the nine months ended September 30, 1999, representing an increase of $62,947 or 2.2% over $2,896,589 for the nine months ended September 30, 1998. Earnings per share of $1.002 for the current period represented an increase of $.016 from $.986 for the corresponding period in 1998.

The Company recorded consolidated net income of $1,016,059 for the three months ended September 30, 1999, representing an increase of $23,361 or 2.4% over $992,698 for the three months ended September 30, 1998.
Earnings per share of $.343 for the current period represented an increase of $.006 from $.337 for the corresponding period in 1998.

Deposits of $277,355,376 at September 30, 1999 increased by $22,946,641 or 9.0% from $254,408,735 at December 31, 1998. The increase in deposits occurred primarily in the interest bearing categories of certificates of deposit and money market deposit accounts, partially offset by a decrease in NOW accounts.

Loans of $160,677,754 at September 30, 1999 increased by $20,453,812 or 14.6% from $140,223,942 at December 31, 1998. The growth in loans occurred primarily in the commercial, residential mortgage and home equity account categories. Noncurrent loans (nonaccrual loans and loans 90 days or more past due but still accruing) totaled $548,681 and $913,151 at September 30, 1999 and December 31, 1998, respectively.
There were no accruing troubled debt restructurings at September 30, 1999 or December 31, 1998.

Assets of $322,764,119 at September 30, 1999 represented an $21,877,288 or 7.3% increase from $300,886,831 at December 31, 1998.

           Nine months ended September 30, 1999 as Compared To
                 Nine months ended September 30, 1998
           ---------------------------------------------------

Net Interest Income

Interest income for the nine months ended September 30, 1999 was $15,895,551, representing an increase of $574,706 or 3.8% from $15,320,845 for the nine months ended September 30, 1998, primarily due to higher average loan and securities balances in 1999, partially offset by lower average interest rates in the current period. Interest expense was $5,669,418, representing a decrease of $98,315 or 1.7% from $5,767,733 for the nine months ended September 30, 1998, primarily due to lower average interest rates in 1999, partially offset by higher average interest bearing deposit balances in the current period. Net interest income for the nine months ended September 30, 1999 was $10,226,133, representing an increase of $673,021 or 7.0% from $9,553,112 for the nine months ended September 30, 1998.

Noninterest Income and Expense

Noninterest income for the nine months ended September 30, 1999 was

$2,370,213 representing a decrease of $52,634 or 2.2% from $2,422,847 for the nine months ended September 30, 1998. This decrease was primarily the result of a decrease in gains on sales of loans, partially offset by increases in merchant credit card assessments, service charges, other charges, commissions and fees and other income. The decrease in gains on sales of loans resulted from a reduction in residential mortgage volume during the current period as compared to the same period in 1998.

Noninterest expense for the nine months ended September 30, 1999 of $7,993,878 was up $602,333 or 8.1% from $7,391,545 for the same period in
1998. This increase was the result of increases in most noninterest expense categories. Many of the non-inflationary increases in noninterest expense were the result of costs associated with the opening of two new Community National Bank branch offices during the second quarter of 1999 and the Bank's continued investment in technology to enhance customer service and product delivery systems.

Provision for Loan Losses

There was no provision for loan losses for the nine months ended
September 30, 1999 or 1998, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes

Income tax expense of $1,642,932 for the nine months ended September 30, 1999 compared to $1,687,825 for the same period in 1998.

Net Income

Net income of $2,959,536 for the first nine months of 1999 represented an increase of $62,947 or 2.2% from $2,896,589 recorded for the first nine months of 1998. Earnings per share of $1.002 for the current period represented an increase of $.016 from $.986 for the nine months ended September 30, 1998.

           Three months ended September 30, 1999 as Compared To
                  Three months ended September 30, 1998
           ----------------------------------------------------

Net Interest Income

Interest income for the three months ended September 30, 1999 was $5,574,079, representing an increase of $214,427 or 4.0% from $5,359,652 for the three months ended September 30, 1998, primarily due to higher average loan and securities balances in 1999, partially offset by lower average interest rates in the current period. Interest expense was $2,010,098, representing a decrease of $58,355 or 2.8% from $2,068,453 for the three months ended September 30, 1998, primarily due to lower average interest rates in 1999, partially offset by higher average interest bearing deposit balances in the current period. Net interest income for the three months ended September 30, 1999 was $3,563,981, representing an increase of $272,782 or 8.3% from $3,291,199 for the three months ended September 30, 1998.

Noninterest Income and Expense

Noninterest income for the three months ended September 30, 1999 was $778,703, representing a decrease of $54,292 or 6.5% from $832,995 for the three months ended September 30, 1998. This decrease was primarily the result of a decrease in gains on sales of loans, partially offset by increases in merchant credit card assessments, service charges, other charges, commissions and fees and other income. The decrease in gains on sales of loans resulted from a reduction in residential mortgage volume during the current period as compared to the same period in 1998.

Noninterest expense for the three months ended September 30, 1999 of $2,774,027 was up $221,888 or 8.7% from $2,552,139 for the corresponding period in 1998. This increase was the result of increases in most noninterest expense categories. Many of the non-inflationary increases in noninterest expense were the result of costs associated with the opening of two new Community National Bank branch offices during the second quarter of 1999 and the Bank's continued investment in technology to enhance customer service and product delivery systems.

Provision for Loan Losses

There was no provision for loan losses for the three months ended
September 30, 1999 or 1998, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes

Income tax expense of $552,598 for the three months ended September 30, 1999 compared to $579,357 for the corresponding period in 1998.

Net Income

Net income of $1,016,059 for the first three months of 1999 represented a decrease of $23,361 or 2.4% from $992,698 recorded for the first three months of 1998. Earnings per share of $.343 for the current period represented an increase of $.006 from $.337 for the three months ended September 30, 1998.

Allowance for Possible Loan Losses

The allowance for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio. Management's methodology in determining the adequacy of the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends and the volume, growth and composition of the loan portfolio. Each loan on the Company's internal Watch List is evaluated periodically to estimate potential losses. For loans with potential losses, the bank sets aside or "allocates" a portion of the ALLL against such potential losses. For the remainder of the portfolio, "unallocated" reserve amounts are determined based on judgments regarding the type of loan, economic conditions and trends, potential exposure to loss and other factors. While the Company achieved total loan growth of $20,453,812 or 14.6% during the nine months ended September 30, 1999, there were no significant changes in loan concentrations, loan quality or loan terms during the period. Estimation methods and assumptions affecting the allowance remained unchanged from those used in prior periods. There was no significant reallocation of the allowance among the various segments of the portfolio. The allowance for possible loan losses is charged when management determines that the repayment of the principal on a loan is in doubt. Subsequent recoveries, if any, are credited to the allowance. At September 30, 1999, the balance in the allowance was $3,057,975, representing 557% of noncurrent loans, compared to $2,981,012 or 326% of noncurrent loans at December 31, 1998.


Securities

The Company's securities portfolio consists of obligations of the U.S. Treasury, U.S. government sponsored agencies, mortgage backed securities and obligations of various municipalities. Those assets are used in part to secure public deposits and as collateral for repurchase agreements. Total securities were $124,639,539 at September 30, 1999, representing an increase of $5,895,548 or 5.0% from $118,743,991 at December 31, 1998.
At September 30, 1999, $35,898,240 in securities were classified as "available for sale". There were no sales of securities during the nine months ended September 30, 1999.

Liquidity and Capital Resources

The Company's primary sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities. Deposits are considered a relatively stable source of funds. At September 30, 1999 and 1998, deposits were $277.4 and $250.0 million, respectively. Management anticipates that deposits will grow moderately during the remainder of 1999.

As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets constitutes the minimum capital standard for most banking organizations. At September 30, 1999, the Company's Tier 1 leverage capital ratio was 8.63%. Regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At September 30, 1999 the Company's Tier 1 and total risk-based capital ratios were 15.55% and 16.81%, respectively. The Bank is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.).

On September 21, 1999, the Company's Board of Directors declared a third quarter 1999 cash dividend of $.092 per share of common stock to shareholders of record at September 1, 1999, payable on October 15, 1999.

Asset/Liability Management

The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.
It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's negative cumulative one year gap position at September 30, 1999, representing the excess of repricing liabilities versus repricing assets within a one year time frame, was 4.8% of total assets.

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

For all non-mission-critical systems that could be affected by the Year 2000 issue, action plans were designed which set forth the process for determining whether or not those systems are compliant. Those determinations included obtaining compliance certifications from vendors whenever possible and validation testing conducted by the Company. A similar procedure was followed for external systems and services the Company obtains from third parties. Testing of those third party systems for Year 2000 compliance began during fourth quarter of 1998 and was completed during the first quarter of 1999.

When the results of the Company's validation testing revealed that a particular system or service was not Year 2000 compliant, a specific deadline was established by which time that system or service had to be brought into compliance. Contingency plans were formulated to either upgrade such systems in order to meet Year 2000 compliance requirements, replace them with systems that are certified as compliant, or establish alternative processing arrangements. Those contingency plans document the actions the Company has taken for each such non-compliant system. At September 30, 1999, the Company had completed all phases of this process.

In certain cases, however, such as the potential loss of electrical power or telecommunications services due to Year 2000 problems, testing by the Company has been either not practical or not possible. In those cases, detailed contingency plans were designed that specify how the Company will deal with each such potential situation.

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

Certain utility services, such as electrical power and telecommunications services, could be disrupted if those services experience Year 2000 related problems. Also, should Year 2000 related problems occur which cause any of the Company's systems, or the systems of certain third parties upon which the Company depends, to become inoperative, increased personnel costs could be incurred if additional staff is required to perform functions that the inoperative systems would have otherwise performed. The Company has created contingency plans to address such potential occurrences.

As a nationally chartered financial institution, the Company and its subsidiary, Community National Bank, are regulated by agencies of the federal government. Federal bank regulators have established specific guidelines and timetables for all nationally chartered financial institutions to follow in addressing the Year 2000 issue. The Company's Year 2000 contingency plans follow those requirements. As of September 30, 1999, the Company is in compliance with all Year 2000 guidelines and timetables issued by the banking regulators, and it is also in compliance with its own internal Year 2000 preparedness schedule.

The Company believes it is not possible to estimate the potential lost revenue due to the Year 2000 issue, as the extent and longevity of such potential problems cannot be predicted. However, the Company believes it has modified or replaced any affected system that could have caused any detrimental effects on its operations. The Company's estimated total cost to test its systems and replace computer equipment, software programs, or other equipment containing imbedded microprocessors that were not Year 2000 compliant, is approximately $216,000, all of which was incurred by June 30, 1999. System maintenance or modification costs have been expensed as incurred, while the cost of new hardware, software, and other equipment has been capitalized and amortized over their useful lives.

                       PART II - OTHER INFORMATION


Item 5.  OTHER INFORMATION

On September 21, 1999, the Company's Board of Directors declared a third quarter 1999 cash dividend of $.092 per share of common stock to shareholders of record at September 1, 1999, payable on October 15, 1999.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       27 Article 9 - Financial Data Schedule for the nine months ended September 30, 1999

(b) The Company did not file a Form 8-K during the quarter ended
     September 30, 1999.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COMMUNITY BANCORP, INC.




Date:  October 26, 1999        By: __________________________
                                   James A. Langway
                                   President & Chief Executive Officer
                                   Principal Executive Officer





Date:  October 26, 1999        By: __________________________
                                   Donald R. Hughes, Jr.
                                   Treasurer and Clerk,
                                   Principal Financial Officer and
                                     Principal Accounting Officer

                              EXHIBIT INDEX
                              -------------

  EXHIBIT                      DESCRIPTION
  -------                      -----------

    27 Article 9 - Financial Data Schedule for the nine months ended September 30, 1999