Form 10-K405
period 1999-12-31
COMMUNITY BANCORP INC /MA/
filed 2000-03-27
CIK 742170

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                               FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 2000 was $33,215,814.


The total number of shares of common stock outstanding at March 15, 2000 was 2,960,912.


                   Documents Incorporated By Reference

Parts II, III and IV incorporate information by reference from the Annual Report to shareholders for the year ended December 31, 1999.

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

The Bank is engaged in substantially all of the business operations customarily conducted by an independent commercial bank in Massachusetts. Banking services offered include acceptance of checking, savings and time deposits, and the making of commercial, real estate, installment and other loans. The Bank also offers official checks, traveler's checks, safe deposit boxes and other customary bank services to its customers. In 1994 the Bank introduced a telephone banking service allowing customers to perform account inquiries and other functions using a Touch Tone telephone. In 1995 the Bank introduced a PC-based office banking system for businesses that allows business customers to access their accounts and perform a number of functions directly through an office PC. In 1996 the Bank introduced a PC-based home banking and bill payment system for consumers. In 1997, the Bank formed a third-party arrangement with Murphy Insurance Brokerage, Ltd. for the purpose of providing insurance products and services to the bank's customers and the general public. In 1999, the Bank introduced fully-transactional Internet-based online banking services for both retail and business customers.

The business of the Bank is not significantly affected by seasonal factors.

In the last five years the Bank derived its operating income from the following sources:

                                          % of Operating Income
                                    --------------------------------
                                    1999   1998   1997   1996   1995
                                    ----   ----   ----   ----   ----
Interest and fees on loans           56%    55%    60%    63%    65%
Interest and dividends on
  securities                         31     31     28     26     24
Charges, fees and other sources      13     14     12     11     11
                                    ---    ---    ---    ---    ---
                                    100%   100%   100%   100%   100%
                                    ===    ===    ===    ===    ===

Competition

The Bank generally concentrates its activities within a 20 mile radius of Hudson, Massachusetts and currently operates full service branch offices in Hudson, Acton, Boxboro, Concord, Framingham, Marlboro, Stow and Sudbury, Massachusetts. These communities are generally characterized by a growing residential population and moderate to high household income.
In addition to its main office, the Bank also operates a full service branch office and a consumer lending office in the Town of Hudson. The Bank operates three remote ATM facilities in Hudson and Marlboro.

The banking business in the Bank's market area is highly competitive.
The Bank competes actively with other banks, as well as with other financial institutions engaged in the business of accepting deposits or making loans, such as savings and loan associations, savings banks and finance companies. In the Bank's general market area there are approximately 1 national bank, 3 Massachusetts trust companies, 7 savings banks, 2 cooperative banks and 6 credit unions. Since several of the competing institutions are significantly larger than the Bank in assets and deposits, the Bank strongly emphasizes a personal approach to service while utilizing the latest in technology in order to meet and surpass the vigorous competition. The Bank also faces competition from numerous other banks, both locally and nation-wide, which utilize the Internet to solicit and service customers. The 1999 passing by Congress of the Gramm-Leach-Bliley Act, which eliminates previous barriers to combinations of banking organizations with insurance companies and securities firms, will likely result in significant changes taking place within the various financial services industries. Certain provisions of the Act were effective upon enactment, while others become effective over time. The Company will continue to monitor developments resulting from the passage of this legislation.

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

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The following tables present the condensed average balance sheets and the components of net interest differential for the three years ended December 31, 1999, 1998 and 1997. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a taxable equivalent basis.

                                                 1999
                                  ------------------------------------
                                     Average       Interest     Yield/
ASSETS                               Balance       Inc./Exp.     Rate
                                  ------------   -----------    -----
Federal funds sold                $ 16,626,364   $   824,531     4.96%
Securities:
  Taxable                          107,354,336     6,502,696     6.06%
  Non-taxable (1)                   11,870,957       821,184     6.92%
Total loans and leases (1)(2)      154,304,452    13,994,518     9.07%
                                   -----------    ----------     ----
 Total earning assets              290,156,109    22,142,929     7.63%
                                                  ----------

Reserve for loan losses             (3,022,301)
Other non interest-
  bearing assets                    27,133,289
                                   -----------
Total average assets              $314,267,097
                                   ===========


LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest-bearing deposits:
  Savings, money market and NOW   $112,910,766   $ 2,238,683     1.98%
  Time deposits                     88,705,026     4,563,234     5.14%
Federal funds purchased and
  repurchase agreements             24,461,823     1,027,751     4.20%
                                   -----------     ---------     ----
    Total interest-bearing
       liabilities                 226,077,615     7,829,668     3.46%
                                                   ---------

Non interest-bearing deposits       59,254,021
Other non interest-bearing
  liabilities                        1,838,508
Stockholders' equity                27,096,953
                                   -----------
Total average liabilities
  and stockholders' equity        $314,267,097
                                   ===========

Net interest income                              $14,313,261
                                                  ==========
Net yield on interest
  earning assets                                                 4.93%
                                                                 ====

(1)	Interest income and yield are stated on a fully taxable-equivalent basis. The total amount of adjustment is $302,204. A federal tax rate of 34% was used in performing this calculation.

(2)	The average balances of non-accruing loans and loans held for sale are included in the loan balance.


Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (Continued)

                                                  1998
                                  ------------------------------------
                                     Average       Interest     Yield/
ASSETS                               Balance       Inc./Exp.     Rate
                                  ------------   -----------    -----
Federal funds sold                $ 21,759,343   $ 1,155,014     5.31%
Securities:
  Taxable                           97,953,145     5,854,481     5.98%
  Non-taxable (1)                    9,908,169       699,584     7.06%
Total loans and leases (1)(2)      138,310,868    13,210,520     9.55%
                                   -----------    ----------     ----
 Total earning assets              267,931,525    20,919,599     7.81%
                                                  ----------
Reserve for loan losses             (3,121,829)
Other non interest-
  bearing assets                    24,798,936
                                   -----------
Total average assets              $289,608,632
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


Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (Continued)

                                                  1997
                                  ------------------------------------
                                     Average       Interest     Yield/
ASSETS                               Balance       Inc./Exp.     Rate
                                  ------------   -----------    -----
Federal funds sold                $  8,534,521   $   464,016     5.44%
Securities:
  Taxable                           86,006,643     5,241,159     6.09%
  Non-taxable (1)                    6,544,073       472,507     7.22%
Total loans and leases (1)(2)      136,844,378    13,186,467     9.64%
                                   -----------    ----------     ----
 Total earning assets              237,929,615    19,364,149     8.14%
                                                  ----------
Reserve for loan losses             (3,394,971)
Other non interest-
  bearing assets                    22,530,388
                                   -----------
Total average assets              $257,065,032
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

                                           1999 as compared to 1998
                                              Due to a change in:
                                   --------------------------------------
                                      Volume         Rate         Total
                                   ----------    ----------    ----------
Interest income from:
  Federal funds sold               $ (254,325)   $  (76,158)   $ (330,483)
  Securities:
    Taxable                           569,852        78,363       648,215
    Non-taxable                       135,471       (13,871)      121,600
  Loans & leases                    1,447,890      (663,892)      783,998
                                    ---------     ---------     ---------
Total                               1,898,888      (675,558)    1,223,330
                                    ---------     ---------     ---------
Interest expense on:
  Interest-bearing deposits:
    Savings, money market and NOW      (6,917)     (419,523)     (426,440)
    Time deposits                     846,408      (267,359)      579,049
  Federal funds purchased and
    repurchase agreements              50,739       (48,793)        1,947
                                    ---------     ---------     ---------
Total                                 890,231      (735,675)      154,556
                                    ---------     ---------     ---------
Net interest income                $1,008,657    $   60,117    $1,068,774
                                    =========     =========     =========

                                           1998 as compared to 1997
                                              Due to a change in:
                                   --------------------------------------
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


Securities Portfolio

The following table indicates the carrying value of the Company's consolidated securities portfolio at December 31, 1999, 1998 and 1997.


(in $000)
                                            1999        1998        1997
                                         --------    --------     -------
U.S. Government obligations              $  4,009    $ 14,166     $21,134
U.S. Government agencies and corp.        110,219      91,953      64,667
Obligations of states and political
  subdivisions                             12,580      11,571       8,414
Other securities                            1,225       1,054         969
                                          -------     -------      ------
              Total                      $128,033    $118,744     $95,184
                                          =======     =======      ======

The following table shows the maturities, carrying value and weighted average yields of the Company's consolidated securities portfolio at December 31, 1999. The yields are calculated by dividing the annual interest, net of amortization of premiums and accretion of discounts, by the amortized cost of the securities at the dates indicated. The yields on state and municipal securities are presented on a taxable equivalent basis.

                                    After one      After five
    Maturing:          Within       but within     but within       After
                      one year      five years      ten years      ten years
                    ------------   ------------   ------------   ------------
   (in $000)        Amount Yield   Amount Yield   Amount Yield   Amount Yield
                    ------ -----   ------ -----   ------ -----   ------ -----
U.S. Govt. obli-
 gations held to
 maturity           $    0     0%  $    0     0%  $    0     0%  $    0     0%

U.S. Govt. obli-
 gations avail-
 able for sale       4,009  6.33        0     0        0     0        0     0

U.S. Govt. agencies
 & corps. held to
 maturity                0     0   34,464  6.03        0     0        0     0

U.S. Govt. agencies
 & corps. available
 for sale                0     0   19,680  6.32    5,934  6.56        0     0

State and political
 subdivisions
 held to maturity    1,619  5.81        0     0    2,756  7.33    8,205  7.33

Mortgage-backed
 securities avail-
 able for sale         146  5.70        0     0    5,257  5.85    5,556  5.93

Mortgage-backed
 securities held to
 maturity            1,832  6.37    7,193  6.43   18,538  6.21   11,618  6.30

Other securities         0     0        0     0        0     0    1,225  6.00


Current estimated prepayment speed assumptions were used in estimating the maturities of mortgage-backed securities in the above table. At December 31, 1999 the Company did not own securities of any issuer where the aggregate book value of such securities exceeded ten percent of the Company's stockholders' equity.


Loan Portfolio

The following table summarizes the distribution of the Bank's loan portfolio as of December 31 for each of the years indicated:



(in $000)
                                1999     1998     1997     1996     1995
                             -------- -------- -------- -------- --------
Commercial and industrial    $ 23,419 $ 21,127 $ 18,066 $ 17,227 $ 13,784
Real estate - residential      66,788   55,055   54,211   49,790   50,979
Real estate - commercial       58,485   47,399   48,329   45,106   44,983
Real estate - construction      1,454    2,795    4,868    4,833    3,903
Mortgage loans held for sale      333    1,330    2,173    1,222    1,057
Loans to individuals           13,544   13,197   13,571   13,221   13,178
Other                             670      651      795      171      188
                              -------  -------  -------  -------  -------
              Total loans    $164,693 $141,554 $142,013 $131,570 $128,072
                              =======  =======  =======  =======  =======

Loan maturities for commercial and real estate (construction) loans at December 31, 1999 were as follows: $9,643,217 due in one year or less; $9,607,981 due after one year through five years; $5,621,685 due after five years. Of the Bank's commercial and real estate (construction) loans due after one year, $7,276,606 have floating or adjustable rates and $7,953,060 have fixed rates.

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


(in $000)
                                1999     1998     1997     1996     1995
                              ------   ------   ------   ------   ------
Nonaccrual loans              $  684   $  913   $  633   $  897   $1,650
Accruing loans past due
 90 days or more                   0        2      239      370      160
Restructured loans                 0        0        0        0        0
                               -----    -----    -----    -----    -----
              Total           $  684   $  915   $  872   $1,267   $1,810
                               =====    =====    =====    =====    =====

For the period ended December 31, 1999, the reduction of interest income associated with nonaccrual and restructured loans was $54,060. The interest on these loans that was included in interest income for 1999 was $100,081.


Potential Problem Loans

As of December 31, 1999 other than the above, there were no loans where management had serious doubts as to the ability of the borrowers to comply with the present loan repayment terms.

Concentrations of Credit

As of December 31, 1999 except as disclosed in the above table, there were no concentrations of loans exceeding 10% of total loans.

Summary of Loan Loss Experience

The following table summarizes historical data with respect to loans outstanding, loan losses and recoveries, and the allowance for possible loan losses at December 31 for each of the years indicated:


(in $000)

                                   1999     1998     1997     1996     1995
                                -------- -------- -------- -------- --------
Average outstanding loans (1)   $154,304 $138,311 $136,844 $129,443 $127,034
                                 =======  =======  =======  =======  =======

Allowance for possible loan losses

(in $000)

                                   1999     1998     1997     1996     1995
                                -------- -------- -------- -------- --------
Balance at beginning of period  $  2,981 $  3,216 $  3,482 $  3,455 $  3,703

Charge-offs:
  Commercial and industrial          (36)     (37)    (133)     (39)     (31)
  Real estate - residential            0     (132)     (16)     (53)     (70)
  Real estate - commercial             0      (59)     (99)       0     (415)
  Real estate - construction           0        0        0        0        0
  Loans to individuals               (76)     (76)    (118)    (138)    (113)
                                   -----    -----    -----    -----    -----
     Total charge-offs              (112)    (304)    (366)    (230)    (629)

Recoveries:
  Commercial and industrial          153       48       35      147      105
  Real estate - residential            1        6       41        1      100
  Real estate - commercial             8        2        0       79       18
  Real estate - construction           0        0        0        0        0
  Loans to individuals                11       13       24       30       38
                                   -----    -----    -----    -----    -----
     Total recoveries                173       69      100      257      261

Net recovery (charge-off)             61     (235)    (266)      27     (368)

Provision for possible
  loan losses                          0        0        0        0      120
                                   -----    -----    -----    -----    -----
Balance at end of period         $ 3,042  $ 2,981  $ 3,216  $ 3,482  $ 3,455
                                   =====    =====    =====    =====    =====

Ratio of net charge-offs to
  average loans                    (.00%)    .17%     .19%    (.00%)    .29%
                                    ====     ====     ====     ====     ====

(1)	 Includes the aggregate average balance of loans held for sale.


The provision for possible loan losses is based upon management's estimation of the amount necessary to maintain the allowance for possible loan losses at an adequate level to absorb inherent losses in the loan portfolio, as determined by current and anticipated economic conditions and other pertinent factors. The methodology for assessing the adequacy of the overall allowance consists of an evaluation of its three components:

1. The general allowance for the various loan portfolio categories.

2. The valuation allowance for loans specifically identified as impaired.

3. The unallocated allowance.

The following table reflects the allocation of the allowance for loan losses and the percent of loans in each category to total outstanding loans, including loans held for sale, as of December 31 for each of the years indicated:

                       1999                 1998                 1997
              -------------------- -------------------- --------------------
                       Percent of           Percent of           Percent of
                       loans in             loans in             loans in
                       category to          category to          category
(in $000)      Amount  total loans  Amount  total loans  Amount  total loans
              -------  ----------- -------  ----------- -------  -----------
Commercial &
  industrial  $  263      14.6%    $  238      15.4%    $  318      12.7%

Real estate -
  residential    596      40.8%       197      39.8%       198      39.7%

Real estate -
  commercial     227      35.5%       518      33.5%       565      34.1%

Real estate -
  construction    15        .9%        35       2.0%        62       3.4%

Loans to
  individuals    128       8.2%       130       9.3%       126      10.1%

Unallocated    1,813       N/A      1,863       N/A      1,947       N/A
               -----     -----      -----     -----      -----     -----
     Total    $3,042     100.0%    $2,981     100.0%    $3,216     100.0%
               =====     =====      =====     =====      =====     =====



                       1996                 1995
              -------------------- --------------------
                       Percent of           Percent of
                       loans in             loans in
                       category to          category to
(in $000)      Amount  total loans  Amount  total loans
              -------  ----------- -------  -----------
Commercial &
  industrial  $  195      13.1%    $  165      10.9%

Real estate -
  residential    166      38.8        174      40.7%

Real estate -
  commercial     767      34.2%       746      35.1%

Real estate -
  construction    82       3.7%        96       3.0%

Loans to
  individuals    126      10.2%       100      10.3%

Unallocated    2,146       N/A      2,174       N/A
               -----     -----      -----     -----
     Total    $3,482     100.0%    $3,455     100.0%
               =====     =====      =====     =====

The allocation of the allowance for possible loan losses to the categories of loans shown above includes both specific potential loss estimates for individual loans and general allocations deemed to be reasonable to provide for additional potential losses within the categories of loans set forth.


Deposits

The following table shows the average deposits and average interest rate paid for each of the last three years:

                        1999               1998               1997
                 -----------------  -----------------  -----------------
                  Average  Average   Average  Average   Average  Average
(in $000)         Balance   Rate     Balance   Rate     Balance   Rate
                 --------  -------  --------  -------  --------  -------
Demand deposits  $ 59,254   0.00%   $ 54,658   0.00%   $ 49,068   0.00%

NOW/FlexValue
 deposits          31,778    .79%     30,382   1.10%     23,419   1.34%

Money market
 deposits          27,824   2.66%     27,273   2.87%     27,996   2.74%

Savings deposits   53,309   2.34%     55,729   2.78%     49,140   2.79%

Time deposits      88,705   5.14%     72,259   5.51%     68,314   5.40%
                  -------   ----     -------   ----     -------   ----
          Total  $260,870   2.61%   $240,301   2.77%   $217,937   2.82%
                  =======   ====     =======   ====     =======   ====


As of December 31, 1999, the Bank had certificates of deposit in amounts of $100,000 or more aggregating $25.3 million. These certificates of deposit mature as follows:


     Maturity                               Amount (in $000)
     --------                               ----------------
3 months or less                                $ 8,204
Over 3 months through 6 months                    6,915
Over 6 months through 12 months                   7,695
Over 12 months                                    2,533
                                                 ------
          Total                                 $25,347
                                                 ======


Return on Equity and Assets

The following table summarizes various financial ratios of the Company for each of the last three years:


                                          Years ended December 31,
                                        ----------------------------
                                        1999        1998        1997
                                        ----        ----        ----
Return on average total
  assets (net income divided
  by average total assets)              1.25%       1.31%       1.33%


Return on average
  stockholders' equity
  (net income divided by
  average stockholders'
  equity)                              14.45%      15.72%      16.07%


Dividend payout ratio
  (total declared dividends
  per share divided by net
  income per share)                    27.40%      24.94%      24.43%


Equity to assets (average
  stockholders' equity as
  a percentage of average
  total assets)                         8.62%       8.36%       8.30%


Short-Term Borrowings

The Bank engages in certain borrowing agreements throughout the year. These are in the ordinary course of the Bank's business. Such short-term borrowings consist of securities sold under repurchase agreements, which are short-term borrowings from customers, federal funds purchased and, during the fourth quarter of 1999, a short-term loan from the Federal Home Loan Bank of Boston to cover potential Year 2000 liquidity requirements. (That loan was repaid on December 28, 1999). The following table summarizes such short-term borrowings at December 31 for each of the years indicated:


                          Weighted   Max.                      Weighted
                          average    amount                    average
                          interest   out-           Average    interest
             Balance,     rate at    standing       amount     rate
             end of       end of     at any         out-       during
             period       period     month-end      standing   period
             ----------   --------   ---------      ---------- --------
Year ended
12/31/99
----------
Federal
Funds
Purchased   $         0        0%   $         0     $         0       0%

Repurchase
Agreements   21,766,424     4.79%    28,306,070      23,283,740    4.05%

Federal Home
Loan Bank Loan        0        0%    10,000,000       1,178,082    5.27%


Year ended
12/31/98
----------
Federal
Funds
Purchased   $         0        0%   $         0     $     8,219    6.87%

Repurchase
Agreements   19,747,496     3.79%    32,342,233      23,226,519    4.41%



Year ended
12/31/97
----------
Federal
Funds
Purchased   $ 3,000,000     7.05%   $ 3,000,000     $    55,616    5.95%

Repurchase
Agreements   13,637,063     4.71%    20,135,834      15,743,797    4.78%


ITEM 2.   PROPERTIES

The Bank's Main Office (approximately 32,000 square feet) at 17 Pope Street, Hudson, Massachusetts, the Consumer Loan Center (2,623 square feet) at 12 Pope Street, Hudson, Massachusetts, the Hudson South Office (1,040 square feet) at 177 Broad Street, Hudson, Massachusetts, the Marlboro Center Office (1,800 square feet) at 96 Bolton Street, Marlboro, Massachusetts, and the Framingham Office (a 4,450 square foot branch office with a separate 2,050 square foot building leased to a tenant) at 35 Edgell Road, Framingham, Massachusetts, are owned by the Bank.

The Bank's Stow Office (1,228 square feet) at 159 Great Road, Stow, Massachusetts, the Concord Office (1,200 square feet) at 1134 Main Street, Concord, Massachusetts, the Acton Office (2,100 square feet) at 274 Great Road, Acton, Massachusetts, the Marlboro East Office (1,110 square feet) at 500 Boston Post Road, Marlboro, Massachusetts, the Boxboro Office (1,350 square feet) at 629 Massachusetts Avenue, Boxboro, Massachusetts, and the Sudbury Office (2,700 square feet) at 450 Boston Post Road, Sudbury, Massachusetts, are leased by the Bank from third parties.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

                             PART II
                             -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

There is no established public trading market for the Company's common stock.

The record number of holders of the Company's common stock was approximately 450 as of March 15, 2000.

The Company customarily declares quarterly cash dividends on its outstanding common stock. The following table sets forth the cash dividends per share declared for the years 1999 and 1998:

                                   1999              1998
                                  ------            ------
First quarter                     $ .087            $ .077
Second quarter                      .089              .079
Third quarter                       .092              .082
Fourth quarter                      .095              .085
                                   -----             -----
                 Total            $ .363            $ .323
                                   =====             =====

For a discussion of restrictions on the ability of the Bank to pay dividends to the Company, see footnote 11 on page 19 of the Annual Report to Shareholders for the year ended December 31, 1999, which is hereby incorporated by reference.

On May 18, 1999 the Company sold 11,359 unregistered shares of its common stock to the Community Bancorp, Inc. 401(k) Savings Plan and 5,000 unregistered shares of its common stock to the Community Bancorp, Inc. Employee Stock Ownership Plan at a per share price of $16.00. The aggregate cash price of these sales was $261,744. Registration of such shares involved in the above transactions was not required because the transactions were exempt pursuant to the private offering provisions of the Securities Act and the rules thereunder. Alternatively, the Company believes that registration of shares issued to its 401(k) Plan was not required because the transaction did not constitute a "sale" under Section 2(3) of the Securities Act.


ITEM 6.  SELECTED FINANCIAL DATA

A five year summary of selected consolidated financial data for the Company is presented on page 1 of the Annual Report to Shareholders for the year ended December 31, 1999 and is hereby incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is contained on pages 25 through 28 of the Annual Report to Shareholders for the year ended December 31, 1999 and is hereby incorporated by reference.

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-K, including Management's Discussion and
Analysis of Financial Condition and Results of Operations, contains, in addition to historic information, "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. When used in this and other Reports filed by the Company, the words "anticipate", "estimate", "expect", "objective", and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a variety of risks and uncertainties. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, risk factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statement include, but are not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures, adverse changes in asset quality, increased inflation, risks related to Year 2000 issues (particularly with respect to compliance by third parties on which the Company relies), and adverse legislative or regulatory changes.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes the accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not believe the adoption of SFAS No. 133 will have any material effect on its financial position or results of operations. As originally issued, SFAS No. 133 was to become effective for the Company's fiscal year beginning January 1, 2000. However, in June 1999 the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS No. 137). SFAS No. 137 defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000.

Asset/Liability Management and Interest Rate Risk

It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities in an effort to prudently manage interest rate risk. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Company's ability to adjust the rates of its interest rate sensitive assets in response to such changes. The Company's negative one-year cumulative gap position at December 31, 1999, which represents the excess of repricing liabilities versus repricing assets, was 7.79% expressed as a percentage of total assets.

The following table presents rate-sensitive assets and rate-sensitive liabilities as of December 31, 1999:


(Dollars in thousands)                               December 31, 1999
                         --------------------------------------------------------------------------
                          1 to 6        7 to 12      1 to 2       2 to 5       Over 5
                          Months        Months       Years        Years        Years          Total
                         ----------   ---------    ----------   ---------    ---------   ----------
RATE-SENSITIVE ASSETS
Federal funds sold       $    6,924   $        0   $        0   $        0   $       0   $    6,924
Securities                   17,771        6,263       15,633       60,105      28,261      128,033
Adjustable-rate loans        59,765       21,612       25,035        4,364       1,234      112,010
Fixed-rate loans              6,572        3,408        5,707       13,107      23,556       52,350
Loans held for sale             333            0            0            0           0          333
                          ---------    ---------    ----------   ----------   --------    ---------
                 Total   $   91,365   $   31,283   $   46,375   $   77,576   $  53,051   $  299,650
                          ---------    ---------    ----------   ---------    --------    ---------

RATE-SENSITIVE LIABILITIES
Demand deposits          $        0   $        0   $        0   $        0   $  68,082   $   68,082
NOW accounts*                     0            0            0            0      32,372       32,372
Money market accounts        32,523            0            0            0           0       32,523
Savings accounts                  0            0            0            0      36,672       36,672
Cash management accounts     17,445            0            0            0           0       17,445
Certificates of deposit      51,635       24,825        6,331        6,531           6       89,328
Short term borrowings        20,939          827            0            0           0       21,766
                          ---------    ---------    ----------   ---------    --------    ---------
                Total    $  122,542   $   25,652   $    6,331   $    6,531   $ 137,132   $  298,188
                          ---------    ---------    ----------   ---------    --------    ---------
Gap                      $  (31,177)  $    5,631   $   40,044   $   71,045   $ (84,081)  $    1,462
                          ==========   =========    =========    =========    =========   =========
Cumulative Gap           $  (31,177)  $  (25,546)  $   14,498   $   85,543   $   1,462
                          ==========   =========    =========    =========    =========

Gap as a percent of
  total assets               (9.51%)       1.72%       12.21%       21.66%     (25.63%)

Cumulative gap as a
  percent of total assets    (9.51%)      (7.79%)       4.42%       26.08%       0.45%

Cumulative gap as a
  percent of total
  assets if NOW accounts
  are considered
  immediately
  withdrawable              (19.37%)     (17.66%)      (5.45%)      16.21%       0.45%


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

The Company's limits on interest rate risk specify that if interest rates were to shift immediately up or down by 200 basis points, estimated net interest income for the subsequent twelve months should decline by no more than 5.00% of net interest income. The following table sets forth the Company's estimated net interest income exposure, assuming an immediate, parallel shift in interest rates:


  Rate Change                 Estimated Exposure to
(Basis Points)                 Net Interest Income
--------------                 ---------------------
     +200                             (3.55%)
     -200                              4.37%


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements are included on page
1 and on pages 4 through 24 of the Annual Report to shareholders for the year ended December 31, 1999 and are hereby incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in the Company's independent public accountants or disagreements with the Company's accountants on accounting or financial disclosure during the 24 months ended December 31, 1999 or in any period subsequent to the most recent financial statements.

                              PART III
                              --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, as to each of the Directors and Executive Officers of the Company and the Bank, such person's age, position, term of office, and all business experience during the past five years. All Directors of the Company have served since 1984, except Mr. Frias who has been a Director of the Company since 1985, Mr. Parker who has been a Director of the Company since 1986, Messrs. Hughes and Webster who have been Directors of the Company since 1995, and Ms. Colosi who has been a Director of the Company since 1999. Each Director of the Company is also a Director of the Bank. Each executive officer holds office until the first Director's meeting following the annual meeting of stockholders and thereafter until his or her successor is elected and qualified.

                                                    Business Experience
                                        Term of         During Past
   Name           Age   Position        Office          Five Years
   ----           ---   --------        -------     --------------------
Richard K.        47    Senior Vice               Senior Vice President,
  Bennett               President                 Community National Bank
                        of Bank

Grace L. Blunt    45    Senior Vice               Senior Vice President,
                        President                 Community National Bank,
                        of Bank                   Assistant Clerk,
                                                  Community Bancorp, Inc.

Alfred A.         82    Director of       2000    Retired
  Cardoza (1)           Company and
                        Bank

Jenny Lee         44    Director of       2000	   President and Treasurer,
  Colosi (1)            Company and               E. T.& L. Construction,
                        Bank                      Inc.

Antonio Frias (1) 60    Director of       2000    President and Treasurer,
                        Company and               S & F Concrete
                        Bank                      Contractors, Inc.;
                                                  Secretary/Clerk, Frias
                                                  Bros. Service Station

John P. Galvani   43    Senior Vice               Senior Vice President,
                        President                 Community National Bank
                        of Bank

I. George Gould   83    Director of       2002    Chairman, Gould's, Inc.
                        Company and
                        Bank

Horst Huehmer     72    Director of       2001    Retired; formerly
                        Company and               Manager, Hudson Light
                        Bank                      and Power Department



Donald R.         50    Treasurer and     2001    Executive Vice
  Hughes, Jr.           Clerk of                  President and Cashier,
                        Company; Exec.            Community National Bank;
                        Vice President            Treasurer and Clerk,
                        of Bank; Director         Community Bancorp, Inc.
                        of Company and
                        Bank

James A. Langway  60    President &       2002    President and CEO,
                        CEO of Company            Community National Bank
                        and Bank;                 and Community
                        Director of               Bancorp, Inc.
                        Company and
                        Bank

Robert E. Leist   46    Senior Vice               Senior Vice President,
                        President                 Community National Bank
                        of Bank

Janet A. Lyman    53    Senior Vice               Senior Vice President,
                        President                 Community National Bank
                        of Bank

Dennis F.         62    Chairman of       2000    President and
  Murphy, Jr. (1)       the Board,                Treasurer, D. F.
                        Company and               Murphy Insurance
                        Bank                      Agency, Inc.;
                                                  Treasurer, Village
                                                  Real Estate

David L.          71    Director of       2002    Chairman of the Board,
  Parker (2)            Company and               Larkin Lumber Co.
                        Bank

Mark Poplin       76    Director of       2001    President and
                        Company and               Treasurer, Poplin
                        Bank                      Supply Co.;
                                                  Secretary, Poplin
                                                  Furniture Co.

David W.          58    Director of       2001    President & Treasurer,
  Webster (2)           Company and               Knight Fuel Co., Inc.
                        Bank


(1) Messrs. Cardoza, Frias and Murphy and Ms. Colosi have been nominated for election at the 2000 Annual Meeting to serve until 2003.

(2)	Mr. Webster's wife and Mr. Parker are cousins.


No Director holds a directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all plan and non-plan compensation awarded to, earned by or paid to the CEO and the four most highly compensated other executive officers whose aggregate compensation by the Company and the Bank exceeded $100,000.

                       Summary Compensation Table
                       --------------------------

                                         Annual Compensation
                            --------------------------------------------
       (a)                   (b)       (c)         (d)          (i)  (1)

Name and                                                      All Other
Principal Position          Year      Salary      Bonus     Compensation
 -----------------          ----      ------      -----     ------------
James A. Langway            1999     $217,848    $93,800       $ 9,121
President and CEO           1998      211,503     90,000         9,500
of the Company and          1997      205,353     75,000         8,989
the Bank

Donald R. Hughes, Jr.       1999      128,725     31,538         8,828
Treasurer and Clerk of      1998      122,595     30,036         8,877
Company; Executive Vice     1997      116,757     28,605         8,104
President and Cashier
of the Bank

Richard K. Bennett          1999       94,564     16,076         5,583
Senior Vice President       1998       90,061     15,310         5,584
of the Bank                 1997       85,772     14,581         5,037

John P. Galvani             1999       93,712     15,931         5,440
Senior Vice President       1998       89,250     15,173         5,526
of the Bank                 1997       85,000     14,450         3,946

Robert E. Leist             1999       88,421     15,032         3,220
Senior Vice President       1998       84,210     14,316         3,359
of the Bank                 1997       80,200     13,634         4,569


Notes:

1. The Company maintains an Employee Stock Ownership Plan (ESOP) for employees age 21 or older who are participants in the Company's Retirement Plan and who meet other requirements. The Company also maintains a 401(k) Savings Plan (401(k) Plan) for employees age 21 or over and who meet other requirements. Messrs. Langway, Hughes, Bennett and Galvani are participants in the Company's ESOP and 401(k) Plans. Of the $9,121 reported above for 1999 in column (i) for Mr. Langway, $3,154 represents Company ESOP contributions, $4,800 represents Company 401(k) Plan contributions and $1,167 represents group life insurance premiums paid by the Company. Of the $8,828 reported above for 1999 in column (i) for Mr. Hughes, $3,152 represents Company ESOP contributions, $4,800 represents Company 401(k) Plan contributions and $876 represents group life insurance premiums paid by the Company. Of the $5,583 reported above for 1999 in column (i) for Mr. Bennett, $2,196 represents Company ESOP contributions, $3,045 represents Company 401(k) Plan contributions and $342 represents group life insurance premiums paid by the Company. Of the $5,440 reported above for 1999 in column (i) for Mr. Galvani, $2,167 represents Company ESOP contributions, $2,931 represents Company 401(k) Plan contributions and $342 represents group life insurance premiums paid by the Company. Of the $3,220 reported above for 1999 in column (i) for Mr. Leist, $1,965 represents Company ESOP contributions, $913 represents Company 401(k) Plan contributions and $342 represents group life insurance premiums paid by the Company.


Compensation of Directors

The Bank paid its Directors an annual fee of $9,448 in 1999.  The
Chairman of the Board was paid $15,748 in 1999. Director fees are paid on a monthly basis. The Company pays no compensation to its Directors for their services.

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

The Company has entered into an Executive Supplemental Income
Agreement with James A. Langway, President and Chief Executive Officer of the Company, which commenced July 12, 1988 and which specifies benefits payable to Mr. Langway for a ten (10) year period following the date on which he ceases to be employed by the Company. The Agreement provides that the Company will pay Mr. Langway $40,774 each year, increased by increases in the Consumer Price Index, for a ten (10) year period following the date he ceases to be employed by the Company for any cause whatsoever after attaining age 55. The Agreement was amended on January

26, 1990, increasing the annual base retirement benefit to be paid to Mr. Langway from $40,774 to $60,774 each year, increased by increases in the Consumer Price Index in the same manner as the original Agreement. Mr. Langway attained age 55 during 1994. The Company records annual expense in anticipation of future payments expected to be made under this Agreement. The annual expense amount recorded is determined by an independent actuary based on Mr. Langway's life expectancy at the time he begins receiving payments. During 1999, the Company recorded $46,992 in such expense.

The Bank has entered into "change in control" Severance Agreements with five Senior Vice Presidents.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and related notes set forth information regarding stock owned by each of the directors of the Company and Bank, and by all directors and executive officers of the Company and Bank as a group, at March 15, 2000.

                                        Amount and Nature of
                                        Beneficial Ownership
Title                                   (Number of shares) (1)         Percent
  of        Name of            -------------------------------------   of
Class   Beneficial Owner       Sole (2)    Shared (3)          Total   Class
 ----   ----------------       --------    ----------          -----   -------
Common  Alfred A. Cardoza       12,600        9,886            22,486      .8%
Stock
($2.50  Jenny Lee Colosi           754        1,186             1,940      .1
 par)
        Antonio Frias           32,936            0            32,936     1.1%

        I. George Gould          9,235      105,672 (4)       114,907     3.9%

        Horst Huehmer              700       21,932            22,632      .8%

        Donald R. Hughes, Jr.    2,000      121,212 (4,5)     123,212     4.2%

        James A. Langway        94,170      248,426 (4,6,9)   342,596    11.6%

        Dennis F. Murphy, Jr.  198,724      237,084           435,808    14.7%

        David L. Parker         28,042        8,200 (7)        36,242     1.2%

        Mark Poplin                364      152,690           153,054     5.2%

        David W. Webster           750       70,084            70,834     2.4%

        All directors and
        executive officers
        of the Company and
        Bank as a group
        (16 persons)           381,703      733,886 (4,8)   1,115,589    37.7%


(1) Based upon information provided to the Company by the indicated persons. Certain directors may disclaim beneficial ownership of certain of the shares listed beside their names.

(2)   Indicates sole voting and investment power.

(3)   Indicates shared voting and investment power.

(4) Includes 79,919 shares held by the Company's ESOP for which Messrs. Gould, Hughes and Langway are co-trustees.

(5) Includes 11,293 shares held by the Company's 401(k) plan for which Mr. Hughes has voting power in certain circumstances.

(6) Includes 18,040 shares held by the Company's 401(k) plan for which Mr. Langway has voting power in certain circumstances.


(7) Includes 2,000 shares held by the Unitarian Church of Marlboro and Hudson, MA, for which Mr. Parker is a trustee.

(8) Includes 81,315 shares held by the Company's 401(k) plan, for which Grace L. Blunt, Senior Vice President, and Robert E.
      Leist, Senior Vice President, are co-trustees.

(9) Includes 53,428 shares held by the Mark Poplin Family Trust and 96,814 shares held by the Shirley E. Poplin Family Trust, for which Mr. Langway is a trustee. Mr. Langway disclaims any beneficial interest in these shares.


The following persons own beneficially more than five percent of the outstanding stock of the Company as of March 15, 2000:

                                              Amount and
    Title        Name and Address             Nature of         Percent
      of           of Beneficial              Beneficial          of
    Class             Owner                   Ownership         Class
    -----        ----------------             ----------        -------
Common Stock    Dennis F. Murphy, Jr.      435,808 shares        14.7%
($2.50 par)     188 Prospect Hill Rd.
                Still River, MA  01467

                James A. Langway           342,596 shares (1,2)  11.6%
                1143 Grove Street
                Framingham, MA  01701

                Mark Poplin                153,054 shares         5.2%
                108 Barretts Mill Road
                Concord, MA  01742

                Einar P. Robsham           151,900 shares         5.1%
                164 Cochituate Road
                Wayland, MA  01778

(1) Includes 79,919 shares held by the Company's ESOP, for which Mr. Langway is a trustee, and 18,040 shares held by the Company's 401(k) plan, for which Mr. Langway has voting power in certain circumstances.

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

In October of 1997 the Bank entered into a third-party insurance sales agreement with Murphy Insurance Brokerage, Ltd. ("Murphy"). By entering into the agreement, the Bank implemented a decision of the Board of Directors to expand the Bank's product line by providing the public with access to insurance products. The agreement between the Bank and Murphy is structured in the form of a lease arrangement for floor space in the Bank's Main Office located at 17 Pope Street, Hudson, Massachusetts. Murphy Insurance Brokerage, Ltd. is a subsidiary of Murphy Insurance Agency, Inc., which is owned by Dennis F. Murphy, Jr., Chairman of the Company's Board of Directors. The third-party agreement between the Bank and Murphy had no material affect on the Company's 1999 financial statements or results of operations.

                               PART IV
                               -------

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENTS

(a)  1. & 2. Index to Consolidated Financial Statement Schedules

The following consolidated financial statements, which are included in the Annual Report to Shareholders of Community Bancorp, Inc. for the year ended December 31, 1999, are hereby incorporated by reference:

                                                   Annual Report to
                                                     Shareholders
          Description                               page reference
          -----------                              ----------------
Consolidated balance sheets at
  December 31, 1999 and 1998                               4

Consolidated statements of income for
  the years ended December 31, 1999,
  1998 and 1997                                            5

Consolidated statements of comprehensive
  income for the years ended December 31,
  1999, 1998 and 1997                                      6

Consolidated statements of stockholders'
  equity for the years ended December 31, 1999,
  1998 and 1997                                            7

Consolidated statements of cash flows
  for the years ended December 31, 1999,
  1998 and 1997                                            8

Notes to consolidated financial statements               9 - 24


With the exception of the aforementioned information, and information incorporated by reference in Items 5, 6, 7, and 8, the Annual Report to Shareholders for the year ended December 31, 1999 is not deemed to be filed as part of this Form 10-K. Certain schedules required by Regulation S-X have been omitted as the items are either not applicable or are presented in the notes to the financial statements contained in the Annual Report to Shareholders for the year ended December 31, 1999.


     3.  Exhibits

         See accompanying Exhibit Index.


(b) The Company did not file a Form 8-K during the quarter ended
      December 31, 1999.


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

10.4    Employment Agreement dated August 19, 1986
        between Community Bancorp, Inc. and
        Donald R. Hughes, Jr.                                      (c)

10.5    Severance Agreement dated June 10, 1986
        between Community Bancorp, Inc. and
        Donald R. Hughes, Jr.                                      (d)

10.6    Executive Supplemental Income Agreement
        dated July 12, 1988 between Community
        Bancorp, Inc. and James A. Langway                         (e)

10.7    Amendment to Executive Supplemental
        Income Agreement dated January 26, 1990
        between Community Bancorp, Inc. and
        James A. Langway.                                          (f)

10.8    Stock Purchase Agreement dated March 29,
        1993 by and among Community Bancorp, Inc.
        and certain specified persons.                             (g)

10.9    Shareholder Rights Agreement dated May 24,
        1996 between Community Bancorp, Inc. and
        Cambridge Trust Company.                                   (h)

10.10   Form of Severance Agreement dated February 19,
        1998 between Community National Bank and five
        Senior Vice Presidents.                                    (i)

10.11   First Amendment to Shareholder Rights
        Agreement dated February 15, 2000.

13.     1999 Annual Report to Shareholders

21.     Subsidiaries of Company                                  Page 31

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

(h) Incorporated herein by reference as filed as part of the Company's
    Form 8-K (File No. 33-12756-B), filed with the Commission on May 31,
    1996.

(i) Incorporated herein by reference as filed as part of the Company's
    December 31, 1998 Form 10-K (File No. 33-12756-B), filed with the
    Commission on March 24, 1999.


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

                                      COMMUNITY BANCORP, INC.


Date:  March 15, 2000                 By: /s/ Donald R. Hughes, Jr.
                                          -------------------------
                                          Donald R. Hughes, Jr.
                                          Treasurer and Clerk



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                            Name and Capacity
    ----                            ----------------

March 15, 2000               /s/ James A. Langway
                             ---------------------------------
                             James A. Langway, President & CEO
                             Principal Executive Officer


March 15, 2000               /s/ Donald R. Hughes, Jr.
                             ---------------------------------
                             Donald R. Hughes, Jr., Treasurer & Clerk,
                             Principal Financial Officer and Principal
                             Accounting Officer


March 15, 2000               /s/ James A. Langway
                             ---------------------------------
                             James A. Langway, Director


March 15, 2000               /s/ Donald R. Hughes, Jr.
                             ---------------------------------
                             Donald R. Hughes, Jr., Director


March 21, 2000               /s/ I. George Gould
                             ---------------------------------
                             I. George Gould, Director


March 22, 2000               /s/ Alfred A. Cardoza
                             ---------------------------------
                             Alfred A. Cardoza, Director


March 22, 2000               /s/ Antonio Frias
                             ---------------------------------
                             Antonio Frias, Director


March 23, 2000               /s/ David W. Webster
                             ---------------------------------
                             David W. Webster, Director

                       SUPPLEMENTAL INFORMATION
                       ------------------------

Copies of the Notice of Annual Meeting of Shareholders, Proxy Statement and Proxy For Annual Meeting of Shareholders for the Registrant's 2000 annual meeting of shareholders, to be held on April 11, 2000, are being submitted separately as an EDGAR Submission Type DEF 14A. Such material is not deemed to be filed with the Commission or otherwise subject to the liabilities of
Section 18 of the Securities Exchange Act.