Form 10-Q
period 2000-03-31
COMMUNITY BANCORP INC /MA/
filed 2000-05-12
CIK 742170

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549



                                 FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                      FOR THE QUARTER ENDED MARCH 31, 2000




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


                                  Common Stock
                                $2.50 par value
                         5,885,476 shares outstanding
                             as of April 30, 2000

                        PART I - FINANCIAL INFORMATION

                            COMMUNITY BANCORP, INC.
Item 1.                   CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                                 March 31,     December 31,
                                                  2000             1999
                                              ------------    ------------
ASSETS
Cash and due from banks                       $ 17,249,452    $ 21,010,959
Federal funds sold                              22,500,000       6,924,026
Securities available for sale, at market        39,203,717      41,808,065
Securities held to maturity (market value
  $81,798,543 at 3/31/00 and $84,164,551
  at 12/31/99)                                  83,811,598      86,225,017
Mortgage loans held for sale                       675,288         332,686

Loans                                          162,116,423     164,360,466
Less allowance for possible loan losses          2,885,256       3,041,873
                                               -----------     -----------
       Total net loans                         159,231,227     161,318,593

Premises and equipment, net                      6,376,682       6,432,891
Other assets, net                                4,322,478       4,034,338
                                               -----------     -----------
                Total assets                  $333,370,382    $327,996,575
                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                        $ 62,565,547    $ 68,082,062
   Interest bearing                            215,350,694     208,340,246
                                               -----------     -----------
       Total deposits                          277,916,241     276,422,308
                                               -----------     -----------
 Federal funds purchased and securities
   sold under repurchase agreements             24,974,086      21,766,424
 Other Liabilities                               1,929,212       1,496,572
                                               -----------     -----------
            Total liabilities                  304,819,539     299,685,304
                                               -----------     -----------
Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 12,000,000
   shares authorized, 6,398,436 shares issued,
   5,885,476 shares outstanding                 15,996,090      15,996,090
 Surplus                                                 0               0
 Undivided profits                              15,531,882      14,757,255
 Treasury stock, at cost, 512,960 shares
  (476,612) shares at December 31, 1999)        (2,545,104)     (2,217,972)
 Accumulated other comprehensive income           (432,025)       (224,102)
                                               -----------     -----------
            Total stockholders' equity          28,550,843      28,311,271
                                               -----------     -----------
                Total liabilities and
                    stockholders' equity      $333,370,382    $327,996,575
                                               ===========     ===========

                            See accompanying notes.

                           COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                                     Three months ended
                                                         March 31,
                                                --------------------------
                                                    2000           1999
                                                ----------      ----------
Interest income:
  Interest and fees on loans                    $3,625,453      $3,249,967
  Interest and dividends on securities:
    Taxable interest                             1,748,370       1,566,776
    Nontaxable interest                            146,840         135,497
    Dividends                                       20,629          19,126
  Interest on federal funds sold                   171,298         114,713
                                                 ---------       ---------
    Total interest income                        5,712,590       5,086,079
                                                 ---------       ---------
Interest expense:
  Interest on deposits                           1,763,219       1,574,062
  Interest on short term borrowings                301,204         228,755
                                                 ---------       ---------
    Total interest expense                       2,064,423       1,802,817
                                                 ---------       ---------
Net interest income                              3,648,167       3,283,262
                                                 ---------       ---------
Provision for possible loan losses                       0               0
                                                 ---------       ---------
Net interest income after provision
  for possible loan losses                       3,648,167       3,283,262
                                                 ---------       ---------
Noninterest income:
  Merchant credit card assessments                 382,028         312,742
  Service charges                                  155,992         145,340
  Other charges, commissions and fees              256,434         298,132
  Gains on sales of loans, net                      19,144          39,381
  Gains on sales of securities, net                      0               0
  Other                                             23,358          21,842
                                                 ---------       ---------
    Total noninterest income                       836,956         817,437
                                                 ---------       ---------
Noninterest expense:
  Salaries and employee benefits                 1,427,596       1,313,388
  Data processing and ATM network                  264,079         232,885
  Occupancy, net                                   188,425         176,052
  Furniture and equipment                          120,266          91,030
  Credit card processing                           322,947         268,525
  Printing, stationery and supplies                 58,380          64,703
  Professional fees                                 87,077          84,737
  Marketing and advertising                         67,808          85,920
  Other                                            281,798         250,678
                                                 ---------       ----------
    Total noninterest expense                    2,818,376       2,567,918
                                                 ---------       ----------
Income before income taxes                       1,666,747       1,532,781
Income taxes                                       601,950         551,127
                                                 ---------       ----------
Net income                                      $1,064,797      $  981,654
                                                 =========       ==========

Earnings per common share                       $     .180      $     .167

Dividends per share                             $     .049      $     .044

Weighted average number of shares                5,917,430       5,889,176

                            See accompanying notes.

                           COMMUNITY BANCORP, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (UNAUDITED)
                                                    Three months ended
                                                          March 31,
                                                 --------------------------
                                                     2000          1999
                                                 -----------    -----------
Net income                                       $ 1,064,797     $ 981,654
Other comprehensive income:
  Unrealized securities (losses) gains
   arising during period                            (351,996)      (18,239)
  Income tax benefit (expense) on securities
   (losses) gains arising during period              144,072         7,465
  Net unrealized securities (losses)               ---------     ---------
   gains arising during period                      (207,923)      (10,774)
                                                   ---------     ---------
  Less:  reclassification adjustment for
   securities (gains) losses included in income            0             0
  Income tax expense (benefit) on securities
    (gains) losses included in income                      0             0
  Net reclassification adjustments for             ---------     ---------
   securities (gains) losses included in
   net income                                              0             0
                                                   ---------     ---------
Other comprehensive income                          (207,923)      (10,774)
                                                   ---------     ---------
Comprehensive income                              $  856,874    $  970,880
                                                   =========     =========

                           See accompanying notes.

                           COMMUNITY BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                     Three months ended
                                                          March 31,
                                                --------------------------
                                                    2000           1999
                                                -----------    -----------
Cash flows from operating activities:
  Net income                                    $ 1,064,797    $   981,654
Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      (Increase) decrease in mortgage loans
        held for sale                              (342,542)       471,463
      Premium on sale of mortgages                        0         37,371
      Depreciation and amortization                 225,188        205,677
      Increase in other liabilities                  57,275        306,083
      Increase in taxes payable                     383,180        445,304
      (Decrease) increase in interest payable       (23,993)        47,193
      (Increase) in other assets                   (257,210)      (348,866)
      Decrease (increase) in interest receivable    147,785        (62,501)
                                                 ----------     ----------
         Total adjustments                          189,683      1,101,724
                                                 ----------     ----------
Net cash provided by operating
  activities                                    $ 1,254,480    $ 2,083,378
                                                 ==========     ==========
Cash flows from investing activities:
  Maturities and principal repayments of
    securities available for sale                 2,296,753      4,040,745
  Maturities and principal repayments of
    securities held to maturity                   2,739,800     11,101,064
  Purchases of securities available for sale        (44,400)      (171,400)
  Purchases of securities held to maturity         (326,382)   (10,440,102)
  Net change in federal funds sold              (15,575,975)     6,500,000
  Net change in loans and other real estate
    owned                                         2,060,019    (10,217,258)
  Acquisition of property, plant and equipment     (258,979)      (497,354)
                                                 ----------     ----------
Net cash (used in) provided by investing
  activities                                     (9,109,164)       315,695
                                                 ----------     ----------
Cash flows from financing activities:
  Net change in deposits                          1,493,934     (6,067,293)
  Net change in federal funds purchased                   0              0
  Net change in repurchase agreements             3,207,662      2,451,298
  Purchase of treasury stock                       (327,132)             0
  Dividends paid                                   (281,287)      (250,301)
                                                 ----------     ----------
Net cash provided by (used in) financing
  activities                                      4,093,177     (3,866,296)
                                                 ----------     ----------
Net (decrease) in cash and
  due from banks                                 (3,761,507)    (1,467,223)
                                                 ----------     ----------
Cash and due from banks at beginning
  of period                                      21,010,959     17,601,043
                                                 ----------     ----------
Cash and due from banks at end of period        $17,249,452    $16,133,820
                                                 ==========     ==========

                           See accompanying notes.

                          COMMUNITY BANCORP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000
________________________________________________________________________

1.  BASIS OF PRESENTATION
    ---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 1999.

2.  EARNINGS PER SHARE
    ------------------
The Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS No. 128), effective December 31, 1997. This Statement requires the presentation of "basic" earnings per share, which excludes the effect of dilution, and "diluted" earnings per share, which includes the effect of dilution. The Company's "basic" and "diluted" earnings per share computations are identical in the periods presented, as there is no dilution effect. Earnings per share is based on the weighted average number of shares outstanding during the period.

3.   STOCK SPLIT
     -----------
Effective April 28, 2000, the Company's Board of Directors approved a 2-for-1 stock split of the company's common stock, par value $2.50, effected in the form of a stock dividend. The accompanying consolidated financial statements have been retroactively restated for all periods presented to reflect the stock split.

4.  COMPREHENSIVE INCOME
    --------------------
The Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130), effective January 1, 1998. Components of comprehensive income are net income and all other non-owner changes in equity. The Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has chosen to disclose comprehensive income in the Consolidated Statements of Comprehensive Income.

5.  OPERATING SEGMENTS
    ------------------
The Company adopted Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), during 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to the stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company has one reportable segment: community banking. At present, the Company conducts no activities independent of the Bank. The Bank is engaged in substantially all of the business operations customarily conducted by an independent commercial bank in Massachusetts. Banking services offered include acceptance of checking, savings and time deposits, and the making of consumer, commercial, real estate and other loans. The Bank also offers official checks, traveler's checks, safe deposit boxes, electronic banking and bill payment services, investment management and trust services and other customary banking services to its customers.

6.  RECLASSIFICATIONS
    -----------------
Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period's presentation. The reclassifications have no effect on net income.

                       PART I - FINANCIAL INFORMATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
-------
The Company recorded net income of $1,064,797 for the three months ended March 31, 2000, representing an increase of $83,143 or 8.5% over $981,654 for the same period in 1999. Earnings per share of $.180 for the current period represented an increase of $.013 from $.167 for the three months ended March 31, 1999.

The improvement in net income resulted primarily from an increase in net interest income and noninterest income, partially offset by increases in salaries and benefits, data processing and ATM network, occupancy, credit card processing, and other expense.

Deposits of $277,916,241 at March 31, 2000 increased by $1,493,933 or 0.5% from $276,422,308 at December 31, 1999. The increase in deposits occurred in the interest-bearing categories, and was partially offset by decreases in the non-interest bearing categories.

Loans of $162,116,423 at March 31, 2000 decreased by $2,244,043 or 1.4%
from $164,360,466 at December 31, 1999. This decrease was concentrated in the commercial loan categories. Noncurrent loans (nonaccrual loans and loans 90 days or more past due but still accruing) totaled $779,381 and $684,649 at March 31, 2000 and December 31, 1999, respectively. There was one troubled debt restructure at March 31, 2000, totaling $97,611. There were no troubled debt restructures at December 31, 1999.

Assets of $333,370,382 at March 31, 2000 represented a $5,373,807 or 1.6%
increase from $327,996,575 at December 31, 1999.

           Three months ended March 31, 2000 as Compared To
                 Three months ended March 31, 1999
           ------------------------------------------------

Net Interest Income
-------------------
Interest income for the three months ended March 31, 2000 was $5,712,590, representing an increase of $626,511 or 12.3% from $5,086,079 for the three months ended March 31, 1999, primarily due to higher average loan and securities balances in 2000. Interest expense was $2,064,423, representing an increase of $261,606 or 14.5% from $1,802,817 for the three months ended March 31, 1999. Net interest income for the three months ended March 31, 2000 was $3,648,167, representing an increase of $364,905 or 11.1% from $3,283,262 for the three months ended March 31, 1999.

Noninterest Income and Expense
------------------------------
Noninterest income for the three months ended March 31, 2000 was $836,956, representing an increase of $19,519 or 2.4% from $817,437 for the three months ended March 31, 1999. This increase was primarily the result of increases in merchant credit card assessments and service charges, partially offset by a reduction in other charges, commissions and fees and gains on sales of loans.

Noninterest expense for the three months ended March 31, 2000 of $2,818,376 was up $250,458 or 9.8% from $2,567,918 for the same period in
1998. This increase was primarily the result of increases in salaries and employee benefits, data processing and ATM network, occupancy, furniture and equipment, credit card processing and other expense, partially offset by a reduction in printing, stationary and supplies and marketing and advertising expense.

Provision for Loan Losses
-------------------------
There was no provision for loan losses for the three months ended March 31, 2000 or 1999, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes
------------
Income tax expense of $601,950 for the three months ended March 31, 2000 compared to $551,127 for the same period in 1999, the result of an increase in taxable income during the current period.

Net Income
----------
Net income of $1,064,797 for the first three months of 2000 represented an increase of $83,143 or 8.5% from $981,654 recorded for the first three months of 1999. Earnings per share of $.180 for the current period represented an increase of $.013 from $.167 for the three months ended March 31, 1999.

Allowance for Possible Loan Losses
----------------------------------
The allowance for possible loan losses is maintained at a level believed by management to be adequate to absorb inherent losses in the loan portfolio, including commitments to extend credit (i.e. lines of credit). The allowance is charged when management determines that the repayment of the principle on a loan is in doubt. Subsequent recoveries, if any, are credited to the allowance. The allowance is maintained at an adequate level through the provision for possible loan losses, which is a charge to operating income. At March 31, 2000 the allowance was $2,885,256 representing 1.8% of total loans, compared to $3,041,873, representing 2.0% of total loans at December 31, 1999.

The potential for loss in the loan portfolio reflects the risks and uncertainties inherent in the extension of credit. The determination of the adequacy of the allowance for possible loan losses is based upon management's assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Company operates. Included in this assessment are specific credit reviews, past loan loss experience, current economic conditions and trends, known and inherent risks in the loan portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of any underlying collateral and the volume and risk characteristics of the loan portfolio. The assessment process includes the identification and analysis of loss potential in various portfolio segments utilizing a credit risk-rating system and specific reviews and evaluations of significant problem credits. In addition, management reviews overall portfolio quality through an analysis of current levels and trends in charge-off, delinquency and non-accrual loan data, economic forecasts and the overall prevailing banking environment. These reviews are of necessity dependent upon estimates, appraisals and judgements which may change quickly due to changes in economic conditions and the Company's perception of how these factors may affect the financial condition of it's borrowers.

The methodology for assessing the adequacy of the overall allowance consists of an evaluation of its three key components:

* The general allowance for the various loan portfolio classifications
* The valuation allowance for loans specifically identified as impaired
* The unallocated allowance

The general allowance is a percentage-based reflection of historical loss experience and estimates inherent future losses within the loan portfolio. The general allowance employs a risk-rating model that grades loans based on their general characteristics of credit quality and relative risk. It is calculated by applying various fixed percentages against the total of all commitments to extend credit. Under this formula, the risk rating of a loan demonstrating deteriorating credit quality is downgraded, the loan is placed on the Company's internal "Watch List" and its allowance allocation is increased. For the remainder of the loan portfolio, appropriate allowance levels are estimated based on judgements regarding the type of loan, economic conditions and trends, potential exposure to loss and other factors.

The valuation allowance reflects specific estimates of potential losses on individual impaired loans. Such loans are evaluated for potential loss by calculating the net present value of the expected future cash flows using the loan's original effective interest rate, or estimating the fair value of the collateral if the loan is collateral-dependent. When the difference between the net present value of a loan (or the fair value of the collateral) is lower than the recorded loan balance, the difference represents the valuation allowance for that loan.

In addition to the general allowance and the valuation allowance, there is an unallocated allowance that recognizes the estimation risks associated with the general and the valuation allowance calculations, and that reflects management's evaluation of various conditions, the effect of which are not directly measurable in determining the general and valuation allowances. The estimation of the inherent losses resulting from these conditions involves a higher degree of uncertainty because they are not identified with any specific loans or portfolio segments. The conditions evaluated in connection with determining the unallocated allowance include the following:

* Current general economic and business conditions affecting the Company's lending area
* Recent trends in collateral values
* Loan portfolio growth
* Changes in loan portfolio concentrations
* General seasoning of the loan portfolio
* Changes in specific industry conditions within the portfolio segments
* Recent loss experience in particular segments of the portfolio
* Duration of the current business cycle
* Results of the Company's independent credit reviews
* Results of regulatory examinations

When an evaluation of these conditions signifies a change in the level of inherent portfolio risk, the Company may adjust the unallocated allowance to reflect that change.

Periodic credit reviews are conducted to enable the Company to adjust the general allowance through the loan risk-rating process, and to identify loans requiring a specific valuation allowance. During the first quarter of 2000 there were no significant changes in loan concentrations, loan quality or loan terms. Estimation methods and assumptions affecting the allowance remained unchanged from those used in prior years. There was no significant reallocation of the allowance among the various segments of the portfolio.

Securities
----------
The Company's securities portfolio consists of obligations of the U.S. Treasury, U.S. government sponsored agencies, mortgage backed securities and obligations of various municipalities. Those assets are used in part to secure public deposits and as collateral for repurchase agreements. Total securities were $123,015,315 at March 31, 2000, representing a decrease of $5,017,767 or 3.9% from $128,033,082 at December 31, 1999.
Securities classified as available for sale were $39,203,717 and $41,808,065 at March 31,2000 and December 31, 1999 respectively. There were no sales of securities during the three months ended March 31, 2000.

Liquidity and Capital Resources
-------------------------------
The Company's primary sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities. Deposits are considered a relatively stable source of funds. At March 31, 2000 and 1999, deposits were $277.9 and $248.3 million, respectively. Management anticipates that deposits will grow moderately during the remainder of 2000.

As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations. At March 31, 2000, the Company's Tier 1 leverage capital ratio was 8.69%. Regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At March 31, 2000 the Company's Tier 1 and total risk-based capital ratios were 15.78 and 17.03%, respectively. The Bank is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.).

On March 21, 2000, the Company's Board of Directors declared a first quarter 2000 cash dividend of $.049 per share of common stock to shareholders of record at March 1, 2000, payable on April 14, 2000.

Effective April 28, 2000, the Company's Board of Directors approved a 2-for-1 stock split of the company's common stock, par value $2.50, effected in the form of a stock dividend. The accompanying consolidated financial statements have been retroactively restated for all periods presented to reflect the stock split.

Asset/Liability Management
--------------------------
The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.

It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's negative one-year cumulative gap position at March 31, 2000, representing the excess of repricing liabilities versus repricing assets within a one year time frame, was 8.1% expressed as a percentage of total assets.

Cautionary Statement Regarding Forward-Looking Information
----------------------------------------------------------
This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains, in addition to historical information, "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. When used in this and other Reports filed by the Company, the words "anticipate", "estimate", "expect", "objective", and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a variety of risks and uncertainties. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, risk factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statement include, but are not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures, adverse changes in asset quality, increased inflation, risks related to Year 2000 issues (particularly with respect to compliance by third parties on which the Company relies), and adverse legislative or regulatory changes.

Year 2000
---------
The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

As of March 31, 2000, the Company has experienced no Year 2000 related problems. All mission-critical and non-mission critical systems are performing correctly. The Company is aware of no credit problems on the part of its borrowers, no deposit balance reductions, and no disruptions of utility or other third-party services related to the Year 2000 issue, and the Company has experienced no Year 2000 related loss of revenue.

                      PART II - OTHER INFORMATION


Item 5.  OTHER INFORMATION

     On March 21, 2000, the Company's Board of Directors declared a first quarter 2000 cash dividend of $.49 per share of common stock to shareholders of record at March 1, 2000, payable on April 14, 2000.

     Effective April 28, 2000, the Company's Board of Directors approved a 2-for-1 stock split of the Company's common stock, par value $2.50, effected in the form of a stock dividend.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)  The Company did not file a Form 8-K during the quarter ended March
     31, 2000.

                             SIGNATURES
                             ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COMMUNITY BANCORP, INC.




Date:  May 8, 2000             By: /s/ James A. Langway
                                   --------------------------
                                   James A. Langway
                                   President & Chief Executive Officer
                                   Principal Executive Officer





Date:  May 8, 2000             By: /s/ Donald R. Hughes, Jr.
                                   -------------------------
                                   Donald R. Hughes, Jr.
                                   Treasurer and Clerk,
                                   Principal Financial Officer and
                                     Principal Accounting Officer