Form 10-Q
period 2000-06-30
COMMUNITY BANCORP INC /MA/
filed 2000-08-09
CIK 742170

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549



                                FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934



                   FOR THE QUARTER ENDED JUNE 30, 2000




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

                     Yes  X                 No
                         ----                  ----



                              Common Stock
                            $2.50 par value
                     5,914,441 shares outstanding
                         as of July 31, 2000

                       PART I - FINANCIAL INFORMATION
                       ------------------------------

                           COMMUNITY BANCORP, INC.
Item 1.                 CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                June 30,       December 31,
                                                  2000            1999
                                              ------------    ------------
ASSETS
Cash and due from banks                       $ 21,989,623    $ 21,010,959
Federal funds sold                              29,890,590       6,924,026
Securities available for sale, at market        42,006,397      41,808,065
Securities held to maturity (market value
  $82,673,777 at 6/30/00 and $84,164,551
  at 12/31/99)                                  84,640,048      86,225,017
Mortgage loans held for sale                     1,189,024         332,686

Loans                                          168,530,362     164,360,466
Less allowance for possible loan losses          2,851,310       3,041,873
                                               -----------     -----------
       Total net loans                         166,868,076     161,318,593
                                               -----------     -----------

Premises and equipment, net                      6,412,214       6,342,891
Other assets, net                                4,326,041       4,034,338
                                               -----------     -----------
                Total assets                  $356,132,989    $327,996,575
                                               ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                        $ 68,482,933    $ 68,082,062
   Interest bearing                            222,023,100     208,340,246
                                               -----------     -----------
       Total deposits                          290,506,033     276,422,308
                                               -----------     -----------
 Federal funds purchased and securities
   sold under repurchase agreements             34,400,399      21,766,424
 Other liabilities                               1,687,963       1,496,572
                                               -----------     -----------
            Total liabilities                  326,594,395     299,685,304
                                               -----------     -----------
Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 12,000,000
   shares authorized, 6,398,436 shares issued,
   5,914,441 shares outstanding, (5,921,824
   shares outstanding at 12/31/99)              15,996,090      15,996,090
 Surplus                                           101,378               0
 Undivided profits                              16,341,396      14,757,255
 Treasury stock, at cost, 483,995 shares,
   (476,612 shares at 12/31/99)                 (2,414,762)     (2,217,972)
 Accumulated other comprehensive loss             (485,508)       (224,102)
                                               -----------     -----------
            Total stockholders' equity          29,538,594      28,311,271
                                               -----------     -----------
                Total liabilities and
                    stockholders' equity      $356,132,989    $327,996,575
                                               ===========     ===========

                            See accompanying notes.

                              COMMUNITY BANCORP, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                    Three months ended      Six months ended
                                         June 30,               June 30,
                                  ---------------------  ---------------------
                                     2000       1999        2000       1999
                                  ----------  ---------  ----------  ---------
Interest income:
 Interest and fees on loans       $3,745,465 $3,423,430  $7,370,918 $6,673,397
 Interest and div. on securities:
  Taxable interest                 1,711,829  1,472,064   3,460,199  3,038,840
  Nontaxable interest                147,132    137,148     293,972    272,645
  Dividends                           20,709     16,474      41,338     35,600
 Interest on federal funds sold      377,443    186,277     548,741    300,990
                                   ---------  ---------  ---------- ----------
   Total interest income           6,002,578  5,235,393  11,715,168 10,321,472
                                   ---------  ---------  ---------- ----------
Interest expense:
 Deposits                          1,772,705  1,640,318   3,535,924  3,214,380
 Short term borrowings               433,289    216,185     734,493    444,940
                                   ---------  ---------   ---------  ---------
  Total interest expense           2,205,994  1,856,503   4,270,417  3,659,320
                                   ---------  ---------   ---------  ---------
Net interest income                3,796,584  3,378,890   7,444,751  6,662,152
                                   ---------  ---------   ---------  ---------
Provision for loan losses                  0          0           0          0
                                   ---------  ---------  ----------  ---------
Net interest income after
 provision for loan losses         3,796,584  3,378,890   7,444,751  6,662,152
                                   ---------  ---------   ---------  ---------

Noninterest income:
 Merchant credit card assessments    370,766    301,141     752,794    613,883
 Service charges                     155,311    153,364     311,303    298,704
 Other charges, commissions, fees    273,910    282,010     530,344    580,142
 Gains on sales of loans, net         27,090     10,386      46,234     49,767
 Gains on sales of securities, net         0          0           0          0
 Other                                22,516     27,172      45,874     49,014
                                   ---------  ---------  ----------  ---------
  Total noninterest income           849,593    774,073   1,686,549  1,591,510
                                   ---------  ---------  ----------  ---------
Noninterest expense:
 Salaries and benefits             1,474,647  1,305,659   2,902,243  2,619,047
 Data processing ATM network	     260,321    248,700     524,400    481,525
 Occupancy, net                      196,892    210,736     385,317    386,788
 Furniture and equipment              87,049     92,278     174,827    153,387
 Credit card processing              342,149    285,515     665,096    554,040
 Professional fees                   101,695     90,430     188,772    175,167
 Printing, stationery & supplies      67,742     68,094     126,122    132,797
 Marketing and advertising            87,777     87,158     155,585    173,078
 Other                               310,464    263,363     624,750    544,022
                                   ---------  ---------   ---------  ---------
  Total noninterest expense        2,928,736  2,651,933   5,747,112  5,219,851
                                   ---------  ---------   ---------  ---------

Income before income taxes         1,717,440  1,501,030   3,384,188  3,033,811
Income taxes                         606,291    539,207   1,208,241  1,090,334
                                   ---------  ---------  ----------  ---------
Net income                        $1,111,150 $  961,823  $2,175,947 $1,943,477
                                   =========  =========  ==========  =========
Earnings per common share         $     .188 $     .163  $     .368 $     .330

Dividends per share               $     .051 $     .045  $     .100 $     .088

Weighted average number of shares  5,904,574  5,904,996   5,911,002  5,897,130

                            See accompanying notes.

                              COMMUNITY BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)


                                   Three months ended      Six months ended
                                        June 30,               June 30,
                                  -------------------   -----------------------
                                     2000       1999       2000         1999
                                  ----------  --------  ----------   ----------
Net income                        $1,111,150 $ 961,823  $2,175,947   $1,943,477
Other comprehensive income:
  Unrealized securities gains
   (losses) arising during period    (90,541) (182,023)   (442,536)   (200,262)
  Income tax (expense) benefit on
    securities gains (losses)
    arising during period             37,058    74,501     181,130      81,966
                                    --------  --------    --------    --------
 Net unrealized securities gains
   (losses) arising during period    (53,483) (107,522)   (261,406)   (118,296)

  Less:  reclassification
   adjustment for securities
   (gains) losses included in
   income                                  0         0           0           0
  Income tax expense (benefit) on
   securities (gains) losses
   included in income                      0         0           0           0
                                   --------  ---------  ----------  ----------
  Net reclassification adjustments
   for securities (gains) losses
   included in net income                  0         0           0           0
                                   --------- ---------  ----------  ----------

Other comprehensive loss             (53,483) (107,522)   (261,406)   (118,296)
                                   ---------  --------  ----------  ----------
Comprehensive income              $1,057,667 $ 854,301  $1,914,541  $1,825,181
                                   =========  ========   =========   =========

                               See accompanying notes.

                              COMMUNITY BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                       Six months ended
                                                           June 30,
                                                  ------------------------
                                                    2000           1999
                                                  ---------      ---------
Cash flows from operating activities:
  Net income                                    $ 2,175,947    $ 1,943,477
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      (Increase) decrease in mortgage loans held   (856,338)       855,578
        for sale
      Premium on sale of mortgages                        0         54,318
      Depreciation and amortization                 454,774        446,568
      Increase in other liabilities                 210,824        273,594
      (Decrease) increase in taxes payable          (27,235)        45,763
      (Decrease) increase in interest payable       (46,023)       103,937
      (Increase) in other assets                     (5,171)      (263,736)
      (Increase) in interest receivable            (115,762)      (142,611)
                                                 ----------     ----------
         Total adjustments                         (384,931)     1,373,411
                                                 ----------     ----------
Net cash provided by operating activities         1,791,016      3,316,888
                                                 ----------     ----------
Cash flows from investing activities:
  Maturities and principal repayments of
    securities available for sale                 3,395,643      6,766,150
  Maturities and principal repayments of
    securities held to maturity                   5,665,081     16,413,116
  Purchases of securities available for sale     (4,036,512)    (5,150,150)
  Purchases of securities held to maturity       (4,080,113)   (16,391,119)
  Net change in federal funds sold              (22,966,564)     1,689,596
  Net change in loans and other real estate
    owned                                        (4,316,624)   (14,728,939)
  Acquisition of property, plant and equipment     (524,095)    (1,031,840)
                                                -----------    -----------

Net cash used in investing activities           (26,863,184)   (12,433,186)
                                                -----------    -----------
Cash flows from financing activities:
  Net change in deposits                         14,083,725      6,598,373
  Net change in federal funds purchased                   0              0
  Net change in repurchase agreements            12,633,975      2,650,793
  Purchase of treasury stock                       (327,132)             0
  Sale of treasury stock                            231,720        261,744
  Dividends paid                                   (571,456)      (506,480)
                                                 ----------     ----------

Net cash provided by financing activities        26,050,832      9,004,430
                                                 ----------     ----------

Net increase(decrease) in cash and due from banks   978,664       (111,868)
                                                 ----------     ----------
Cash and due from banks at beginning
  of period                                      21,010,959     17,601,043
                                                 ----------     ----------
Cash and due from banks at end of period        $21,989,623    $17,489,175
                                                 ==========     ==========

                          See accompanying notes.

                             COMMUNITY BANCORP, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000
_________________________________________________________________________

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


6.  RECLASSIFICATIONS

Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period's presentation. The reclassifications have no effect on net income.

                       PART I - FINANCIAL INFORMATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

The Company recorded net income of $2,175,947 for the six months ended June 30, 2000, representing an increase of $232,470 or 12.0% over $1,943,477 for the same period in 1999. Earnings per share of $.368 for the current period represented an increase of $.038 from $.330 for the six months ended June 30, 1999.

The improvement in net income resulted primarily from an increase in net interest income and noninterest income, partially offset by increases in salaries and benefits, data processing and ATM network, credit card processing, and other expense.

Deposits of $290,506,033 at June 30, 2000 increased by $14,083,725 or 5.1% from
$276,422,308 at December 31, 1999. The increase in deposits occurred primarily in the interest-bearing categories.

Loans of $168,530,362 at June 30, 2000 increased by $4,169,896 or 2.5% from
$164,360,466 at December 31, 1999. This increase took place in the commercial, residential real estate, and instalment loan categories. Noncurrent loans (nonaccrual loans and loans 90 days or more past due but still accruing) totaled $713,791 and $684,649 at June 30, 2000 and December 31, 1999,
respectively. There was one troubled debt restructuring at June 30, 2000, totaling $97,611. There were no troubled debt restructurings at December 31, 1999.

Assets of $356,132,989 at June 30, 2000 represented a $28,136,414 or 8.6%
increase from $327,996,575 at December 31, 1999.

                  Six months ended June 30, 2000 as Compared To
                         Six months ended June 30, 1999
                  ---------------------------------------------


Net Interest Income

Interest income for the six months ended June 30, 2000 was $11,715,168, representing an increase of $1,393,696 or 13.5% from $10,321,472 for the six months ended June 30, 1999, primarily due to higher average loan and securities balances and higher average interest rates in 2000. Interest expense was $4,270,417, representing an increase of $611,097 or 16.7% from $3,659,320 for the six months ended June 30, 1999, primarily due to higher average interest bearing deposit and repurchase agreement balances and higher average interest rates in 2000. Net interest income for the six months ended June 30, 2000 was $7,444,751, representing an increase of $782,599 or 11.7% from $6,662,152 for the six months ended June 30, 1999.

Noninterest Income and Expense

Noninterest income for the six months ended June 30, 2000 was $1,686,549, representing an increase of $95,039 or 6.0% from $1,591,510 for the six months ended June 30, 1999. This increase was primarily the result of increases in merchant credit card assessments and service charges, partially offset by a reduction in other charges, commissions and fees.

Noninterest expense for the six months ended June 30, 2000 of $5,747,112 was up $527,261 or 10.1% from $5,219,851 for the same period in 1999. This increase was primarily the result of increases in salaries and employee benefits, data processing and ATM network, furniture and equipment, credit card processing and other expense, partially offset by a reduction in printing, stationary and supplies and marketing and advertising expense. Most of the non-inflationary increases in noninterest expense were the result of costs associated with the operation of two new Community National Bank offices opened during the second quarter of 1999, the establishment by the Bank of an investment management and trust department in the second quarter of 2000, and the Bank's continued investment in technology to enhance customer service and product delivery systems.

Provision for Loan Losses

There was no provision for loan losses for the six months ended June 30, 2000 or 1999, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes

Income tax expense of $1,208,241 for the six months ended June 30, 2000 compared to $1,090,334 for the same period in 1999. The increase was the result of an increase in taxable income during the current period.

Net Income

Net income of $2,175,947 for the first six months of 2000 represented an increase of $232,470 or 12.0% from $1,943,477 recorded for the first six months of 1999. Earnings per share of $.368 for the current period represented an increase of $.038 from $.330 for the six months ended June 30, 1999.

                Three months ended June 30, 2000 as Compared To
                        Three months ended June 30, 1999
                -----------------------------------------------


Net Interest Income

Interest income for the three months ended June 30, 2000 was $6,002,578, representing an increase of $767,185 or 14.7% from $5,235,393 for the three months ended June 30 1999, primarily due to higher average loan and securities balances and higher average interest rates in 2000. Interest expense was $2,205,994, representing an increase of $349,491 or 18.8% from $1,856,503 for the three months ended June 30, 1999, primarily due to higher average interest bearing deposit and repurchase agreement balances and higher average interest rates in 2000. Net interest income for the three months ended June 30, 2000 was $3,796,584, representing an increase of $417,694 or 12.4% from $3,378,890 for the three months ended June 30, 1999.

Noninterest Income and Expense

Noninterest income for the three months ended June 30, 2000 was $849,593, representing an increase of $75,520 or 9.8% from $774,073 for the three months ended June 30, 1999. This increase was primarily the result of an increase in merchant credit card assessments, and gains on sales of loans.

Noninterest expense for the three months ended June 30, 2000 of $2,928,736 was up $276,803 or 10.4% from $2,651,933 for the corresponding period in 1999.
This increase was primarily the result of increases in salaries and benefits, data processing and ATM, credit card processing and other expense, partially offset by a decrease in occupancy expense. Most of the non-inflationary increases in non-interest expense were the result of costs associated with the Bank's new Sudbury branch office which was opened in June of 1999, the establishment by the Bank of an investment management and trust department in the second quarter of 2000, and the Bank's continued investment in technology to to enhance customer service and product delivery systems.

Provision for Loan Losses

There was no provision for loan losses for the three months ended June 30, 2000 or 1999, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes

Income tax expense of $606,291 for the three months ended June 30, 2000 compared to $539,207 for the corresponding period in 1999.

Net Income

Net income of $1,111,150 for the three months ended June 30, 2000 represented an increase of $149,327 or 15.5% from $961,823 recorded for the corresponding period in 1999. Earnings per share of $.188 for the current period represented an increase of $.025 from $.163 for the three months ended September 30, 1999.

Allowance for Possible Loan Losses

The allowance for possible loan losses is maintained at a level believed by management to be adequate to absorb inherent losses in the loan portfolio, including commitments to extend credit (i.e. lines of credit). The allowance is charged when management determines that the repayment of the principle on a loan is in doubt. Subsequent recoveries, if any, are credited to the allowance. The allowance is maintained at an adequate level through the provision for possible loan losses, which is a charge to operating income. At June 30, 2000 the allowance was $2,851,310 representing 1.7% of total loans, compared to $3,041,873, representing 1.9% of total loans at December 31, 1999.

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

Periodic credit reviews are conducted to enable the Company to adjust the general allowance through the loan risk-rating process, and to identify loans requiring a specific valuation allowance. During the second quarter of 2000 there were no significant changes in loan concentrations, loan quality or loan terms. Estimation methods and assumptions affecting the allowance remained unchanged from those used in prior years. There was no significant reallocation of the allowance among the various segments of the portfolio.

Securities

The Company's securities portfolio consists of obligations of the U.S. Treasury, U.S. government sponsored agencies, mortgage backed securities and obligations of various municipalities. Those assets are used in part to secure public deposits and as collateral for repurchase agreements. Total secuities were $126,646,445 at June 30, 2000, representing a decrease of $1,386,637 or 1.08% from $128,033,082 at December 31, 1999. Securities classified as available for sale were $42,006,397 and $41,808,065 at June 30, 2000 and December 31, 1999 respectively. There were no sales of securities during the six months ended June 30, 2000.

Liquidity and Capital Resources

The Company's primary sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities. Deposits are considered a relatively stable source of funds. At June 30, 2000 and 1999, deposits were $290.5 and $261.0 million, respectively. Management anticipates that deposits will grow moderately during the remainder of 2000.

As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations. At June 30, 2000, the Company's Tier 1 leverage capital ratio was 8.43%. Regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At June 30, 2000 the Company's Tier 1 and total risk-based capital ratios were 15.61% and 16.86%, respectively. The Bank is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.).

Effective April 28, 2000, the Company's Board of Directors approved a 2-for-1 stock split of the company's common stock, par value $2.50, effected in the form of a stock dividend. The accompanying consolidated financial statements have been retroactively restated for all periods presented to reflect the stock split.

On June 20, 2000, the Company's Board of Directors declared a second quarter 2000 cash dividend of $.051 per share of common stock to shareholders of record at June 1, 2000, payable on July 14, 2000.

Asset/Liability Management

The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.

It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's negative one-year cumulative gap position at June 30, 2000, representing the excess of repricing liabilities versus repricing assets within a one year time frame, was 7.2% expressed as a percentage of total assets.

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

As of June 30, 2000, the Company has experienced no Year 2000 related problems. All mission-critical and non-mission critical systems are performing correctly. The Company is aware of no credit problems on the part of its borrowers, no deposit balance reductions, and no disruptions of utility or other third-party services related to the Year 2000 issue, and the Company has experienced no Year 2000 related loss of revenue.

                         PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders was held on April 11, 2000. At that meeting, two (2) matters were put before the shareholders for vote. Proxies for the meeting were solicited, and a copy of the Proxy Statement dated March 21, 2000 is incorporated herein by reference and attached hereto as an exhibit. Such Proxy Statement provides a description of the matters put before the shareholders for vote and provides other information required under this Item 4.

The results of the voting were as follows:

1. To fix the number of Directors who shall constitute the full Board of Directors at eleven.

         Votes for:                    2,339,501
         Votes against:                    7,294

2. To elect as Directors the three individuals listed as nominees in the Proxy Statement, who, together with the seven Directors whose terms of office did not expire at this meeting, constitute the full Board of Directors.

             Director              Votes For         Votes Against
             --------              ---------         -------------

         Alfred A. Cardoza         2,335,263            11,532
         Jennie Lee Colosi         2,335,263            11,532
         Antonio Frias             2,335,263            11,532
         Dennis F. Murphy, Jr.     2,335,263            11,532

Item 5.  OTHER INFORMATION

Effective April 28, 2000, the Company's Board of Directors approved a for-1 stock split of the Company's common stock, par value $2.50, effected in the form of a stock dividend.

On June 20, 2000, the Company's Board of Directors declared a second quarter 2000 cash dividend of $.051 per share of common stock to shareholders of record at June 1, 2000, payable on July 14, 2000.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       27 Article 9 - Financial Data Schedule for the six months ended June 30, 2000

       99     Proxy Statement dated March 21, 2000

(b)  The Company did not file a Form 8-K during the quarter ended June
     30, 2000.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COMMUNITY BANCORP, INC.
                               -----------------------




Date:  July 31, 2000           By: /s/ James A. Langway
                                   --------------------------
                                   James A. Langway
                                   President & Chief Executive Officer
                                   Principal Executive Officer





Date:  July 31, 2000           By: /s/ Donald R. Hughes, Jr.
                                   --------------------------
                                   Donald R. Hughes, Jr.
                                   Treasurer and Clerk,
                                   Principal Financial Officer and
                                     Principal Accounting Officer

                              EXHIBIT INDEX

  EXHIBIT                      DESCRIPTION


    27 Article 9 - Financial Data Schedule for the six months ended June 30, 2000

    99            Proxy Statement dated March 21, 2000