Form 10-Q
period 2000-09-30
COMMUNITY BANCORP INC /MA/
filed 2000-11-09
CIK 742170

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



                                  FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                  ----------------------------------------



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

                             Yes    x                No
                                 -------                -------



                                  Common Stock
                                 $2.50 par value
                          5,914,441 shares outstanding
                             as of October 31, 2000


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                            COMMUNITY BANCORP, INC.
Item 1.                  CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                              September 30,    December 31,
                                                   2000            1999
                                              ------------     -----------
ASSETS
Cash and due from banks                       $ 13,973,265    $ 21,010,959
Federal funds sold                              43,648,334       6,924,026
Securities available for sale, at market        50,052,557      41,808,065
Securities held to maturity (market value
  $80,051,955 at 9/30/00 and $84,164,551
  at 12/31/99)                                  81,303,607      86,225,017
Mortgage loans held for sale                       542,585         332,686

Loans                                          174,611,096     164,360,466
Less allowance for possible loan losses          2,921,459       3,041,873
                                               -----------     -----------
       Total net loans                         171,689,637     161,318,593
                                               -----------     -----------
Premises and equipment, net                      6,269,151       6,342,891
Other assets, net                                5,015,959       4,034,338
                                               -----------     -----------
                Total assets                  $372,495,095    $327,996,575
                                               ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                        $ 69,984,367    $ 68,082,062
   Interest bearing                            239,519,249     208,340,246
                                               -----------     -----------
       Total deposits                          309,503,616     276,422,308
                                               -----------     -----------
 Federal funds purchased and securities
   sold under repurchase agreements             30,199,671      21,766,424
 Other liabilities                               2,251,275       1,496,572
                                               -----------     -----------
            Total liabilities                  341,954,562     299,685,304
                                               -----------     -----------
Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 12,000,000
   shares authorized, 6,398,436 shares issued,
   5,914,441 shares outstanding, (5,921,824
   shares outstanding at 12/31/99)              15,996,090      15,996,090
 Surplus                                           101,378               0
 Undivided profits                              17,215,152      14,757,255
 Treasury stock, at cost, 483,995 shares,
   (476,612 shares at 12/31/99)                 (2,414,762)     (2,217,972)
 Accumulated other comprehensive loss             (357,325)       (224,102)
                                               -----------     -----------
            Total stockholders' equity          30,540,533      28,311,271
                Total liabilities and          -----------     -----------
                    stockholders' equity      $372,495,095    $327,996,575
                                               ===========     ===========

                            See accompanying notes.

                            COMMUNITY BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                    Three months ended     Nine months ended
                                       September 30,         September 30,
                                   --------------------  ---------------------
                                     2000       1999        2000       1999
                                   ---------  ---------  ---------- ----------
Interest income:
 Interest and fees on loans       $4,006,894 $3,534,547 $11,377,812$10,207,944
 Interest and div. on securities:
  Taxable interest                 1,769,880  1,650,568   5,230,079  4,689,408
  Nontaxable interest                148,701    141,779     442,673    414,424
  Dividends                           22,741     19,489      64,079     55,089
 Interest on federal funds sold      538,837    227,696   1,087,578    528,686
                                   ---------  ---------  ---------- ----------
   Total interest income           6,487,053  5,574,079  18,202,221 15,895,551
                                   ---------  ---------  ---------- ----------
Interest expense:
 Deposits                          1,994,128  1,772,584   5,530,052  4,986,964
 Short term borrowings               465,709    237,514   1,200,202    682,454
                                   ---------  ---------   ---------  ---------
  Total interest expense           2,459,837  2,010,098   6,730,254  5,669,418
                                   ---------  ---------   ---------  ---------
Net interest income                4,027,216  3,563,981  11,471,967 10,226,133
                                   ---------  ---------  ---------- ----------
Provision for loan losses                  0          0           0          0
Net interest income after          ---------  ---------  ---------- ----------
 provision for loan losses         4,027,216  3,563,981  11,471,967 10,226,133
                                   ---------  ---------  ---------- ----------
Noninterest income:
 Merchant credit card assessments    381,757    310,905   1,134,551    924,788
 Service charges                     167,858    143,684     479,161    442,388
 Other charges, commissions, fees    263,392    300,782     793,736    880,924
 Gains on sales of loans, net         19,962      5,938      66,196     55,705
 Gains on sales of securities, net         0          0           0          0
 Other                                22,978     17,394      68,852     66,408
                                   ---------  ---------  ---------- ----------
  Total noninterest income           855,947    778,703   2,542,496  2,370,213
                                   ---------  ---------  ---------- ----------
Noninterest expense:
 Salaries and benefits             1,556,912  1,410,644   4,459,155  4,029,691
 Data processing and ATM network     287,446    253,085     811,846    734,610
 Occupancy, net                      215,405    179,039     600,722    565,827
 Furniture and equipment              96,431    101,703     295,247    275,306
 Credit card processing              340,904    330,735   1,006,000    884,775
 Professional fees                   108,020    104,730     296,792    279,897
 Printing, stationery & supplies      54,695     71,026     180,817    203,823
 Marketing and advertising            56,537     57,974     212,122    231,052
 Other                               316,642    265,091     917,403    788,897
                                   ---------  ---------  ---------- ----------
  Total noninterest expense        3,032,992  2,774,027   8,780,104  7,993,878
                                   ---------  ---------  ---------- ----------
Income before income taxes         1,850,171  1,568,657   5,234,359  4,602,468
Income taxes                         662,949    552,598   1,871,190  1,642,932
                                   ---------  ---------  ---------- ----------
Net income                        $1,187,222 $1,016,059  $3,363,169 $2,959,536
                                   =========  =========  ========== ==========
Earnings per common share         $     .201 $     .172  $     .569 $     .501

Dividends per share               $     .053 $     .046  $     .153 $     .134

Weighted average number of shares  5,914,441  5,921,894   5,912,157  5,905,476

                            See accompanying notes.

                            COMMUNITY BANCORP, INC.
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (Unaudited)


                                   Three months ended    Nine months ended
                                     September 30,         September 30,
                                  --------------------- ----------------------
                                     2000       1999       2000        1999
                                  ----------  --------- ----------   ---------
Net income                        $1,187,222  $1,016,05 $3,363,169  $2,959,536
Other comprehensive income:
  Unrealized securities gains
   (losses) arising during period    217,003     31,029   (225,234)   (169,235)
  Income tax (expense) benefit on
    securities gains (losses)
    arising during period            (88,820)   (12,700)    92,011      69,268
                                  ----------  --------- ----------   ---------
  Net unrealized securities gains
   (losses) arising during period    128,183     18,329   (133,223)    (99,967)

  Less:  reclassification
   adjustment for securities
   (gains) losses included in
   income                                  0          0          0           0
  Income tax expense (benefit) on
   securities (gains) losses
   included in income                      0          0          0           0
                                   ---------  ---------  ---------   ---------
  Net reclassification adjustments
   for securities (gains) losses
   included in net income                  0          0          0           0
                                   ---------  ---------  ---------   ---------
Other comprehensive income (loss)    128,183     18,329   (133,223)    (99,967)
                                   ---------  ---------  ---------   ---------
Comprehensive income              $1,315,405 $1,034,388 $3,229,946  $2,859,569
                                   =========  =========  =========   =========

                              See accompanying notes.

                            COMMUNITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                     Nine months ended
                                                       September 30,
                                                 -------------------------
                                                    2000           1999
                                                 ----------     ----------

Cash flows from operating activities:
  Net income                                    $ 3,363,169    $ 2,959,536
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      (Increase) decrease in mortgage loans held   (209,899)     1,225,023
        for sale
      Premium on sale of mortgages                        0         59,938
      Depreciation and amortization                 700,471        677,075
      Increase in other liabilities                 585,962        302,478
      Increase in taxes payable                      92,707        121,373
      Increase in interest payable                   14,023         95,112
      (Increase) in other assets                   (731,952)      (129,783)
      (Increase) in interest receivable            (167,717)      (279,359)
                                                 ----------     ----------
         Total adjustments                          283,595      2,071,857
                                                 ----------     ----------
Net cash provided by operating activities         3,646,764      5,031,393
                                                 ----------     ----------
Cash flows from investing activities:
  Maturities and principal repayments of
    securities available for sale                 4,689,753      9,652,800
  Maturities and principal repayments of
    securities held to maturity                  10,285,874     19,708,408
  Purchases of securities available for sale    (13,160,212)   (14,035,128)
  Purchases of securities held to maturity       (5,364,030)   (21,391,119)
  Net change in federal funds sold              (36,724,309)     6,223,377
  Net change in loans and other real estate
    owned                                       (10,330,854)   (20,399,259)
  Acquisition of property, plant and equipment     (626,731)    (1,189,916)
                                                 ----------     -----------
Net cash used in investing activities           (51,230,509)   (21,430,837)
                                                 ----------     -----------
Cash flows from financing activities:
  Net change in deposits                         33,081,308     22,946,641
  Net change in federal funds purchased                   0              0
  Net change in repurchase agreements             8,433,247      3,894,236
  Purchase of treasury stock                       (327,132)             0
  Sale of treasury stock                            231,720        261,744
  Dividends paid                                   (873,092)      (770,004)
                                                 ----------     ----------
Net cash provided by financing activities        40,546,051     18,544,145
                                                 ----------     ----------
Net (decrease)increase in cash and due from banks(7,037,694)     2,144,701
                                                 ----------     ----------
Cash and due from banks at beginning
  of period                                      21,010,959     17,601,043
                                                 ----------     ----------
Cash and due from banks at end of period        $13,973,265    $19,745,744
                                                 ----------     ----------

                          See accompanying notes.

                            COMMUNITY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000
_________________________________________________________________________

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

                       PART I - FINANCIAL INFORMATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
-------
The Company recorded net income of $3,363,169 for the nine months ended September 30,2000, representing an increase of $403,633 or 13.6% over $2,959,536 for the same period in 1999. Earnings per share of $.569 for the current period represented an increase of $.068 from $.501 for the nine months ended September 30, 1999.

The improvement in net income resulted primarily from an increase in net interest income and noninterest income, partially offset by increases in salaries and benefits, data processing and ATM network, occupancy, credit card processing, and other expense.

Deposits of $309,503,616 at September 30, 2000 increased by $33,081,308 or 12.0% from $276,422,308 at December 31, 1999. The increase in deposits occurred primarily in the interest-bearing categories.

Loans of $174,611,096 at September 30, 2000 increased by $10,250,630 or 6.2%
from $164,360,466 at December 31, 1999. This increase took place in the commercial, residential real estate, and instalment loan categories. Noncurrent loans (nonaccrual loans, troubled debt restructurings and loans 90 days or more past due but still accruing) totaled $711,269 and $684,649 at September 30, 2000 and December 31, 1999, respectively.

Assets of $372,495,095 at September 30, 2000 represented a $44,498,520 or 13.6% increase from $327,996,575 at December 31, 1999.

              Nine months ended September 30, 2000 as Compared To
                      Nine months ended September 30, 1999
                      ------------------------------------

Net Interest Income
-------------------
Interest income for the nine months ended September 30, 2000 was $18,202,221, representing an increase of $2,306,670 or 14.5% from $15,895,551 for the nine months ended September 30, 1999, primarily due to higher average loan, federal funds sold, and securities balances and higher average interest rates in 2000. Interest expense was $6,730,254 representing an increase of $1,060,836 or 18.7% from $5,669,418 for the nine months ended September 30, 1999, primarily due to higher average interest bearing deposit and repurchase agreement balances and higher average interest rates in 2000. Net interest income for the nine months ended September 30, 2000 was $11,471,967 representing an increase of $1,245,834 or 12.2% from $10,226,133 for the nine months ended September 30, 1999.

Noninterest Income and Expense
------------------------------
Noninterest income for the nine months ended September 30, 2000 was $2,542,496 representing an increase of $172,283 or 7.3% from $2,370,213 for the nine months ended September 30, 1999. This increase was primarily the result of increases in merchant credit card assessments and service charges, partially offset by a reduction in other charges, commissions and fees.

Noninterest expense for the nine months ended September 30, 2000 of $8,780,104 was up $786,226 or 9.8% from $7,993,878 for the same period in 1999. This increase was primarily the result of increases in salaries and employee benefits, data processing and ATM network, occupancy, furniture and equipment, credit card processing and other expense, partially offset by a reduction in printing, stationary and supplies and marketing and advertising expense. Most of the non-inflationary increases in noninterest expense were the result of costs associated with the operation of two new Community National Bank offices opened during the second quarter of 1999, the establishment by the Bank of an investment management and trust department in the second quarter of 2000, and the Bank's continued investment in technology to enhance customer service and product delivery systems.

Provision for Loan Losses
-------------------------
There was no provision for loan losses for the nine months ended September 30, 2000 or 1999, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes
------------
Income tax expense of $1,871,190 for the nine months ended September 30, 2000 compared to $1,642,932 for the same period in 1999. The increase was the result of an increase in taxable income during the current period.

Net Income
----------
Net income of $3,363,169 for the first nine months of 2000 represented an increase of $403,633 or 13.6% from $2,959,536 recorded for the first nine months of 1999. Earnings per share of $.569 for the current period represented an increase of $.068 from $.501 for the nine months ended September 30, 1999.

              Three months ended September 30, 2000 as Compared To
                     Three months ended September 30, 1999
                     -------------------------------------

Net Interest Income
-------------------
Interest income for the three months ended September 30, 2000 was $6,487,053, representing an increase of $912,974 or 16.4% from $5,574,079 for the three months ended September 30, 1999, primarily due to higher average loan, federal funds sold and securities balances and higher average interest rates in 2000. Interest expense was $2,459,837, representing an increase of $449,739 or 22.4% from $2,010,098 for the three months ended September 30, 1999, primarily due to higher average interest bearing deposit and repurchase agreement balances and higher average interest rates in 2000. Net interest income for the three months ended September 30, 2000 was $4,027,216, representing an increase of $463,235 or 13.0% from $3,563,981 for the three months ended September 30, 1999.

Noninterest Income and Expense
------------------------------
Noninterest income for the three months ended September 30, 2000 was $855,947, representing an increase of $77,244 or 9.9% from $778,703 for the three months ended September 30, 1999. This increase was primarily the result of an increase in merchant credit card assessments, service charges and gains on sales of loans, partially offset by a decrease in other charges, commissions and fees.

Noninterest expense for the three months ended September 30, 2000 of $3,032,992 was up $258,965 or 9.3% from $2,774,027 for the corresponding period in 1999. This increase was primarily the result of increases in salaries and benefits, data processing and ATM, credit card processing and other expense, partially offset by a decrease in furniture and equipment and printing, stationary and supplies expense. Most of the non-inflationary increases in non-interest expense were the result of costs associated with the Bank's new Sudbury branch office which was opened in June of 1999, the establishment by the Bank of an investment management and trust department in the second quarter of 2000, and the Bank's continued investment in technology to enhance customer service and product delivery systems.

Provision for Loan Losses
-------------------------
There was no provision for loan losses for the three months ended September 30, 2000 or 1999, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes
------------
Income tax expense of $662,949 for the three months ended September 30, 2000 compared to $552,598 for the corresponding period in 1999.The increase was the result of an increase in taxable income during the current period.

Net Income
----------
Net income of $1,187,222 for the three months ended September 30, 2000 represented an increase of $171,163 or 16.8% from $1,016,059 recorded for the corresponding period in 1999. Earnings per share of $.201 for the current period represented an increase of $.029 from $.172 for the three months ended September 30, 1999.

Allowance for Possible Loan Losses
----------------------------------
The allowance for possible loan losses is maintained at a level believed by management to be adequate to absorb inherent losses in the loan portfolio, including commitments to extend credit (i.e. lines of credit). The allowance is charged when management determines that the repayment of the principle on a loan is in doubt. Subsequent recoveries, if any, are credited to the allowance. The allowance is maintained at an adequate level through the provision for possible loan losses, which is a charge to operating income. At September 30, 2000 the allowance was $2,921,459 representing 1.7% of total loans, compared to $3,041,873, representing 1.9% of total loans at December 31, 1999.

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

Securities
----------
The Company's securities portfolio consists of obligations of the U.S. Treasury, U.S. government sponsored agencies, mortgage backed securities and obligations of various municipalities. Those assets are used in part to secure public deposits and as collateral for repurchase agreements. Total securities were $131,356,164 at September 30, 2000, representing an increase of $3,323,082 or 2.6% from $128,033,082 at December 31, 1999. Securities classified as available for sale were $50,052,557 and $41,808,065 at September 30, 2000 and December 31, 1999 respectively. There were no sales of securities during the nine months ended September 30, 2000.

Liquidity and Capital Resources
-------------------------------
The Company's primary sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities. Deposits are considered a relatively stable source of funds. At September 30, 2000 and 1999, deposits were $309.5 and $277.4 million, respectively. Management anticipates that deposits will grow moderately during the remainder of 2000.

As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations. At September 30, 2000, the Company's Tier 1 leverage capital ratio was 8.29%. Regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At September 30, 2000 the Company's Tier 1 and total risk-based capital ratios were 15.58% and 16.83%, respectively. The Bank is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.).

Effective April 28, 2000, the Company's Board of Directors approved a 2-for-1 stock split of the company's common stock, par value $2.50, effected in the form of a stock dividend. The accompanying consolidated financial statements have been retroactively restated for all periods presented to reflect the stock split.

On September 20, 2000, the Company's Board of Directors declared a third quarter 2000 cash dividend of $.053 per share of common stock to shareholders of record at September 1, 2000, payable on October 13, 2000.

Asset/Liability Management
--------------------------
The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.

It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's negative one-year cumulative gap position at September 30, 2000, representing the excess of repricing liabilities versus repricing assets within a one year time frame, was 2.7% expressed as a percentage of total assets.

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

As of September 30, 2000, the Company has experienced no Year 2000 related problems. All mission-critical and non-mission critical systems are performing correctly. The Company is aware of no credit problems on the part of its borrowers, no deposit balance reductions, and no disruptions of utility or other third-party services related to the Year 2000 issue, and the Company has experienced no Year 2000 related loss of revenue.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 5.  OTHER INFORMATION

Effective April 28, 2000, the Company's Board of Directors approved a for-1 stock split of the Company's common stock, par value $2.50, effected in the form of a stock dividend.

On September 20, 2000, the Company's Board of Directors declared a second quarter 2000 cash dividend of $.053 per share of common stock to shareholders of record at September 1, 2000, payable on October 13, 2000.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       27 Article 9 - Financial Data Schedule for the nine months ended September 30, 2000


(b) The Company did not file a Form 8-K during the quarter ended September 30, 2000.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COMMUNITY BANCORP, INC.




Date:  October 31, 2000           By: /s/ James A. Langway
                                     ---------------------
                                     James A. Langway
                                     President & Chief Executive Officer
                                     Principal Executive Officer





Date:  October 31, 2000           By: /s/ Donald R. Hughes, Jr.
                                     --------------------------
                                     Donald R. Hughes, Jr.
                                     Treasurer and Clerk,
                                     Principal Financial Officer and
                                       Principal Accounting Officer

                                 EXHIBIT INDEX
                                 -------------
  EXHIBIT                         DESCRIPTION
  -------                         -----------

    27 Article 9 - Financial Data Schedule for the nine months ended September 30, 2000