Form 10-K405
period 2000-12-31
COMMUNITY BANCORP INC /MA/
filed 2001-03-22
CIK 742170

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 2001 was $36,822,080.


The total number of shares of common stock outstanding at March 15, 2001 was 5,914,441.


                   Documents Incorporated By Reference

Parts II, III and IV incorporate information by reference from the Annual Report to shareholders for the year ended December 31, 2000.

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

     The Bank is engaged in substantially all of the business operations customarily conducted by an independent commercial bank in Massachusetts. Banking services offered include acceptance of checking, savings and time deposits, and the making of commercial, real estate, installment and other loans. The Bank also offers official checks, traveler's checks, safe deposit boxes and other customary bank services to its customers. In 1994 the Bank introduced a telephone banking service allowing customers to perform account inquiries and other functions using a Touch Tone telephone. In 1995 the Bank introduced a PC-based office banking system for businesses that allows business customers to access their accounts and perform a number of functions directly through an office PC. In 1996 the Bank introduced a PC-based home banking and bill payment system for consumers. In 1997, the Bank formed a third-party arrangement with Murphy Insurance Brokerage, Ltd. for the purpose of providing insurance products and services to the bank's customers and the general public. In 1999, the Bank introduced fully-transactional Internet-based online banking services for both retail and business customers. In 2000 the Bank introduced investment management and trust services.

     The business of the Bank is not significantly affected by seasonal factors.

     In the last five years the Bank derived its operating income from the following sources:

                                             % of Operating Income
                                       --------------------------------
                                       2000   1999   1998   1997   1996
                                       ----   ----   ----   ----   ----
Interest and fees on loans              55%    56%    55%    60%    63%
Interest and dividends on
  securities and federal funds sold     33     31     31     28     26
Charges, fees and other sources         12     13     14     12     11
                                       ---    ---    ---    ---    ---
                                       100%   100%   100%   100%   100%
                                       ===    ===    ===    ===    ===

Competition

     The Bank generally concentrates its activities within a 20 mile radius of Hudson, Massachusetts and currently operates full service branch offices in Hudson, Acton, Boxborough, Concord, Framingham, Marlborough, Stow and Sudbury, Massachusetts. These communities are generally characterized by a growing residential population and moderate to high household income.

In addition to its main office, the Bank also operates a full service branch office and a consumer lending office in the Town of Hudson. The Bank operates three remote ATM facilities in Hudson and Marlborough.

     The banking business in the Bank's market area is highly competitive. The Bank competes actively with other banks, as well as with other financial institutions engaged in the business of accepting deposits or making loans, such as savings and loan associations, savings banks and finance companies. In the Bank's general market area there are approximately 1 national bank, 3 Massachusetts trust companies, 8 savings banks, 2 cooperative banks and 6 credit unions. Since several of the competing institutions are significantly larger than the Bank in assets and deposits, the Bank strongly emphasizes a personal approach to service while utilizing the latest in technology in order to meet and surpass the vigorous competition. The Bank also faces competition from numerous other banks, both local and nation-wide, which utilize the Internet to solicit and service customers. The 1999 passing by Congress of the Gramm-Leach-Bliley Act, which eliminates previous barriers to combinations of banking organizations with insurance companies and securities firms, could result in significant changes taking place within the various financial services industries. Certain provisions of the Act were effective upon enactment, while others become effective over time. The Company continues to monitor developments resulting from the passage of this legislation.

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

Employees

     The Company and the Bank employ 122 full-time equivalent employees.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

     The following tables present the condensed average balance sheets and the components of net interest differential for the three years ended December 31, 2000, 1999 and 1998. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a taxable equivalent basis.

                                                 2000
                                  ------------------------------------
                                     Average       Interest     Yield/
ASSETS                               Balance       Inc./Exp.     Rate
                                  ------------   -----------    -----
Federal funds sold                $ 26,890,957   $ 1,696,050     6.31%
Securities:
  Taxable                          114,423,018     7,187,807     6.28%
  Non-taxable (1)                   13,137,948       911,054     6.93%
Total loans and leases (1)(2)      169,014,121    15,485,363     9.16%
                                   -----------    ----------     ----
      Total earning assets         323,466,044    25,280,274     7.82%
                                                  ----------

Reserve for loan losses             (2,914,363)
Other non interest-
  bearing assets                    27,322,739
                                   -----------
Total average assets              $347,874,420
                                   ===========


LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest-bearing deposits:
  Savings, money market and NOW   $133,044,768   $ 3,163,311     2.38%
  Time deposits                     84,386,262     4,497,957     5.33%
Federal funds purchased and
  repurchase agreements             32,246,526     1,693,324     5.25%
                                   -----------     ---------     ----
    Total interest-bearing
       liabilities                 249,677,556     9,354,592     3.75%
                                                   ---------
Non interest-bearing deposits       66,238,341
Other non interest-bearing
  liabilities                        2,117,075
Stockholders' equity                29,841,448
                                   -----------
Total average liabilities
  and stockholders' equity        $347,874,420
                                   ===========

Net interest income                              $15,925,682
                                                  ==========
Net yield on interest
  earning assets                                                 4.92%
                                                                 ====

(1) Interest income and yield are stated on a fully taxable-equivalent basis. The total amount of adjustment is $315,609. A federal tax rate of 34% was used in performing this calculation.

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

                                           2000 as compared to 1999
                                              Due to a change in:
                                   --------------------------------------
                                      Volume         Rate         Total
                                   ----------    ----------    ----------
Interest income from:
  Federal funds sold               $  647,063    $  224,456    $  871,519
  Securities:
    Taxable                           448,932       236,179       685,111
    Non-taxable                        88,683         1,187        89,870
  Loans & leases                    1,351,971       138,874     1,490,845
                                    ---------     ---------     ---------
Total                               2,536,649       600,696     3,137,345
                                    ---------     ---------     ---------
Interest expense on:
  Interest-bearing deposits:
    Savings, money market and NOW     472,985       451,643       924,628
    Time deposits                    (233,817)      168,540       (65,277)
  Federal funds purchased and
    repurchase agreements             408,724       256,849       665,573
                                    ---------     ---------     ---------
Total                                 647,892       877,032     1,524,924
                                    ---------     ---------     ---------
Net interest income                $1,888,757    $ (276,336)   $1,612,421
                                    =========     =========     =========

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


Securities Portfolio

     The following table indicates the carrying value of the Company's consolidated securities portfolio at December 31, 2000, 1999 and 1998.


(in $000)

                                            2000        1999        1998
                                         --------    --------     -------
U.S. Government obligations              $     --    $  4,099     $14,166
U.S. Government agencies and corp.        125,009     110,219      91,953
Obligations of states and political
  subdivisions                             16,273      12,580      11,571
Other securities                            1,270       1,225       1,054
                                          -------     -------      ------
              Total                      $142,552    $128,033    $118,744
                                          =======     =======     =======

     The following table shows the maturities, carrying value and weighted average yields of the Company's consolidated securities portfolio at December 31, 2000. The yields are calculated by dividing the annual interest, net of amortization of premiums and accretion of discounts, by the amortized cost of the securities at the dates indicated. The yields on state and municipal securities are presented on a taxable equivalent basis.

                                    After one      After five
    Maturing:          Within       but within     but within       After
                      one year      five years      ten years      ten years
                    ------------   ------------   ------------   ------------
   (in $000)        Amount Yield   Amount Yield   Amount Yield   Amount Yield
                    ------ -----   ------ -----   ------ -----   ------ -----
U.S. Govt. obli-
 gations held to
 maturity           $   --    --   $   --    --   $   --    --   $   --    --

U.S. Govt. obli-
 gations avail-
 able for sale          --    --       --    --       --    --       --    --

U.S. Govt. agencies
 & corps. held to
 maturity            1,986  7.18%  34,464  6.18%   4,866  7.39%     --    --

U.S. Govt. agencies
 & corps. available
 for sale           11,995  6.40%  18,182  6.34%      --    --       --    --

State and political
 subdivisions
 held to maturity    1,174  7.12%      --    --    2,756  6.55%  12,343  7.72%

Mortgage-backed
 securities avail-
 able for sale          --    --    5,505  4.32%   1,798  4.62%  11,360  6.62%

Mortgage-backed
 securities held to
 maturity            1,293  6.35%   6,518  6.52%  15,512  6.52%  11,530  6.95%

Other securities        --    --       --    --       --    --    1,270  6.00%


Current estimated prepayment speed assumptions were used in estimating the maturities of mortgage-backed securities in the above table. At December 31, 2000 the Company did not own securities of any issuer where the aggregate book value of such securities exceeded ten percent of the Company's stockholders' equity.


Loan Portfolio

     The following table summarizes the distribution of the Bank's loan portfolio as of December 31 for each of the years indicated:


(in $000)
                                2000     1999     1998     1997     1996
                             -------- -------- -------- -------- --------
Commercial and industrial    $ 24,206 $ 23,419 $ 21,127 $ 18,066 $ 17,227
Real estate - residential      76,945   66,788   55,055   54,211   49,790
Real estate - commercial       57,870   58,485   47,399   48,329   45,106
Real estate - construction      2,077    1,454    2,795    4,868    4,833
Mortgage loans held for sale      296      333    1,330    2,173    1,222
Loans to individuals           14,165   13,544   13,197   13,571   13,221
Other                             766      670      651      795      171
                              -------  -------  -------  -------  -------
              Total loans    $176,325 $164,693 $141,554 $142,013 $131,570
                              =======  =======  =======  =======  =======

     Loan maturities for commercial and real estate (construction) loans only at December 31, 2000 were as follows: $9,932,397 due in one year or less; $12,404,669 due after one year through five years; $3,946,819 due after five years. Of the Bank's commercial and real estate (construction) loans due after one year, $7,559,111 have floating or adjustable rates and $8,792,377 have fixed rates.

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


(in $000)
                                2000     1999     1998     1997     1996
                              ------   ------   ------   ------   ------
Nonaccrual loans              $  558   $  684   $  913   $  633   $  897
Accruing loans past due
 90 days or more                   2       --        2      239      370
Restructured loans                --       --       --       --       --
                               -----    -----    -----    -----    -----
              Total           $  560   $  684   $  915   $  872   $1,267
                               =====    =====    =====    =====    =====

     For the period ended December 31, 2000, the reduction of interest income associated with nonaccrual and restructured loans was $46,284. The interest on these loans that was included in interest income for 2000 was $37,370.


Potential Problem Loans

     As of December 31, 2000 other than the above, there were no loans where management had serious doubts as to the ability of the borrowers to comply with the present loan repayment terms.

Concentrations of Credit

     As of December 31, 2000, except as disclosed in the above table, there were no concentrations of loans exceeding 10% of total loans.

Summary of Loan Loss Experience

     The following table summarizes historical data with respect to loans outstanding, loan losses and recoveries, and the allowance for possible loan losses at December 31 for each of the years indicated:


(in $000)

                                   2000     1999     1998     1997     1996
                                -------- -------- -------- -------- --------
Average outstanding loans (1)   $169,014 $154,304 $138,311 $136,844 $129,443
                                 =======  =======  =======  =======  =======


Allowance for possible loan losses

(in $000)

                                   2000     1999     1998     1997     1996
                                -------- -------- -------- -------- --------
Balance at beginning of period  $  3,042 $  2,981 $  3,216 $  3,482 $  3,455

Charge-offs:
  Commercial and industrial         (111)     (36)     (37)    (133)     (39)
  Real estate - residential          (42)      --     (132)     (16)     (53)
  Real estate - commercial          (118)      --      (59)     (99)      --
  Real estate - construction          --       --       --       --       --
  Loans to individuals              (200)     (76)     (76)    (118)    (138)
                                   -----    -----    -----    -----    -----
     Total charge-offs              (471)    (112)    (304)    (366)    (230)

Recoveries:
  Commercial and industrial           58      153       48       35      147
  Real estate - residential           27        1        6       41        1
  Real estate - commercial            18        8        2       --       79
  Real estate - construction          --       --       --       --       --
  Loans to individuals               138       11       13       24       30
                                   -----    -----    -----    -----    -----
     Total recoveries                241      173       69      100      257

Net (charge-off) recovery           (230)      61     (235)    (266)      27

Provision for possible
  loan losses                         --       --       --       --       --
                                   -----    -----    -----    -----    -----
Balance at end of period         $ 2,812  $ 3,042  $ 2,981  $ 3,216  $ 3,482
                                   =====    =====    =====    =====    =====

Ratio of net charge-offs to
  average loans                     .14%    (.00%)    .17%     .19%    (.00%)
                                    ====     ====     ====     ====     ====

(1)   Includes the aggregate average balance of loans held for sale.


     The provision for loan losses is based upon management's estimation of the amount necessary to maintain the allowance for loan losses at an adequate level to absorb inherent losses in the loan portfolio, as determined by current and anticipated economic conditions and other pertinent factors. The methodology for assessing the adequacy of the overall allowance consists of an evaluation of its three components:

1. The valuation allowance for loans specifically identified as impaired.

2.  The formula allowance for the various loan portfolio categories.

3.  The unallocated allowance.

     The following table reflects the allocation of the allowance for loan losses and the percent of loans in each category to total outstanding loans, including loans held for sale, as of December 31 for each of the years indicated:

                       2000                 1999                 1998
              -------------------- -------------------- --------------------
                       Percent of           Percent of           Percent of
                       loans in             loans in             loans in
                       category to          category to          category
(in $000)      Amount  total loans  Amount  total loans  Amount  total loans
              -------  ----------- -------  ----------- -------  -----------
Commercial &
  industrial  $  398      13.7%    $  263      14.6%    $  238      15.4%

Real estate -
  residential    249      43.7%       596      40.8%       197      39.8%

Real estate -
  commercial     815      32.9%       227      35.5%       518      33.5%

Real estate -
  construction    41       1.2%        15       0.9%        35       2.0%

Loans to
  individuals    170       8.5%       128       8.2%       130       9.3%

Unallocated    1,139       N/A      1,813       N/A      1,863       N/A
               -----     -----      -----     -----      -----     -----
     Total    $2,812     100.0%    $3,042     100.0%    $2,981     100.0%
               =====     =====      =====     =====      =====     =====

                       1997                 1996
              -------------------- --------------------
                       Percent of           Percent of
                       loans in             loans in
                       category to          category to
(in $000)      Amount  total loans  Amount  total loans
              -------  ----------- -------  -----------
Commercial &
  industrial  $  318      12.7%    $  195      13.1%

Real estate -
  residential    198      39.7        166      38.8%

Real estate -
  commercial     565      34.1%       767      34.2%

Real estate -
  construction    62       3.4%        82       3.7%

Loans to
  individuals    126      10.1%       126      10.2%

Unallocated    1,947       N/A      2,146       N/A
               -----     -----      -----     -----
     Total    $3,216     100.0%    $3,482     100.0%
               =====     =====      =====     =====

The allocation of the allowance for possible loan losses to the categories of loans shown above includes both specific potential loss estimates for individual loans and general allocations deemed to be reasonable to provide for additional potential losses within the categories of loans set forth.


Deposits

     The following table shows the average deposits and average interest rate paid for each of the last three years:


                        2000               1999               1998
                 -----------------  -----------------  -----------------
                  Average  Average   Average  Average   Average  Average
(in $000)         Balance   Rate     Balance   Rate     Balance   Rate
                 --------  -------  --------  -------  --------  -------
Demand deposits  $ 66,238     --    $ 59,254     --    $ 54,658     --

NOW/FlexValue
 deposits          36,010    .85%     31,778   0.79%     30,382   1.10%

Money market
 deposits          35,211   3.08%     27,824   2.66%     27,273   2.87%

Savings deposits   61,824   2.83%     53,309   2.34%     55,729   2.78%

Time deposits      84,386   5.33%     88,705   5.14%     72,259   5.51%
                  -------   ----     -------   ----     -------   ----
          Total  $283,669   2.70%   $260,870   2.61%   $240,301   2.77%
                  =======   ====     =======   ====     =======   ====


     As of December 31, 2000, the Bank had certificates of deposit in amounts of $100,000 or more aggregating $30.6 million. These certificates of deposit mature as follows:


     Maturity                               Amount (in $000)
     --------                               ----------------
3 months or less                                $ 8,703
Over 3 months through 6 months                    5,670
Over 6 months through 12 months                  10,485
Over 12 months                                    5,753
                                                 ------
          Total                                 $30,611
                                                 ======


Return on Equity and Assets

     The following table summarizes various financial ratios of the Company for each of the last three years:


                                          Years ended December 31,
                                        ----------------------------
                                        2000        1999        1998
                                        ----        ----        ----
Return on average total
  assets (net income divided
  by average total assets)              1.30%       1.25%       1.31%


Return on average
  stockholders' equity
  (net income divided by
  average stockholders'
  equity)                              15.19%      14.45%      15.72%


Dividend payout ratio
  (total declared dividends
  per share divided by net
  income per share)                    27.27%      27.40%      24.94%


Equity to assets (average
  stockholders' equity as
  a percentage of average
  total assets)                         8.58%       8.62%       8.36%


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


                          Weighted   Max.                      Weighted
                          average    amount                    average
                          interest   out-           Average    interest
             Balance,     rate at    standing       amount     rate
             end of       end of     at any         out-       during
             period       period     month-end      standing   period
             ----------   --------   ---------      ---------- --------
Year ended
12/31/00
----------
Federal
Funds
Purchased   $        --       --    $        --     $        --      --

Repurchase
Agreements  $33,463,166     5.78%   $44,089,321     $32,246,526    5.25%


Year ended
12/31/99
----------
Federal
Funds
Purchased   $        --       --    $        --     $        --      --

Repurchase
Agreements  $21,766,424     4.79%   $28,306,070     $23,283,740    4.05%

Federal Home
Loan Bank Loan       --       --    $10,000,000      $1,178,082    5.27%


Year ended
12/31/98
----------
Federal
Funds
Purchased   $        --       --    $        --     $        --      --

Repurchase
Agreements  $19,747,496     3.79%   $32,342,233     $23,226,519    4.41%


ITEM 2.   PROPERTIES

     The Bank's Main Office (approximately 32,000 square feet) at 17 Pope Street, Hudson, Massachusetts, the Consumer Loan Center (2,623 square feet) at 12 Pope Street, Hudson, Massachusetts, the Hudson South Office (1,040 square feet) at 177 Broad Street, Hudson, Massachusetts, the Marlborough Center Office (1,800 square feet) at 96 Bolton Street, Marlborough, Massachusetts, and the Framingham Office (a 4,450 square foot branch office with a separate 2,050 square foot building leased to a tenant) at 35 Edgell Road, Framingham, Massachusetts, are owned by the Bank.

     The Bank's Stow Office (1,228 square feet) at 159 Great Road, Stow, Massachusetts, the Concord Office (1,200 square feet) at 1134 Main Street, Concord, Massachusetts, the Acton Office (2,100 square feet) at 274 Great Road, Acton, Massachusetts, the Marlborough East Office (1,110 square feet) at 500 Boston Post Road, Marlborough, Massachusetts, the Boxborough Office (1,350 square feet) at 629 Massachusetts Avenue, Boxborough, Massachusetts, and the Sudbury Office (2,700 square feet) at 450 Boston Post Road, Sudbury, Massachusetts, are leased by the Bank from third parties.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

                             PART II
                             -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common stock.

     The record number of holders of the Company's common stock was approximately 472 as of March 15, 2001.

     The Company customarily declares quarterly cash dividends on its outstanding common stock. The following table sets forth the cash dividends per share declared for the years 2000 and 1999:

                                     2000              1999
                                    ------            ------
            First quarter           $ .049            $ .044
            Second quarter            .051              .045
            Third quarter             .053              .046
            Fourth quarter            .056              .047
                                     -----             -----
                   Total            $ .209            $ .182
                                     =====             =====

     For a discussion of restrictions on the ability of the Bank to pay dividends to the Company, see footnote 11 on page 19 of the Annual Report to Shareholders for the year ended December 31, 2000, which is hereby incorporated by reference.

     On March 21, 2000 the Company purchased 36,348 shares of its common stock from a non-affiliate at a per share price of $9.00. The aggregate cash price of that purchase was $327,132. The repurchased shares were accounted for as treasury stock.

     Effective April 28, 2000 the Company's Board of Directors approved a two-for-one stock split of the Company's common stock, par value $2.50, effected in the form of a 100% stock dividend. All share and per-share amounts have been restated to reflect the retroactive effect of the stock split.

     On May 2, 2000 the Company sold 17,715 unregistered shares of its common stock to the Community Bancorp, Inc. 401(k) Savings Plan and 11,250 unregistered shares of its common stock to the Community Bancorp, Inc. Employee Stock Ownership Plan at a per share price of $8.00. The aggregate cash price of these sales was $231,720. Registration of such shares involved in the above transactions was not required because the transactions were exempt pursuant to the private offering provisions of the Securities Act and the rules thereunder. Alternatively, the Company believes that registration of shares issued to its 401(k) Plan was not required because the transaction did not constitute a "sale" under Section 2(3) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     A five year summary of selected consolidated financial data for the Company is presented on page 1 of the Annual Report to Shareholders for the year ended December 31, 2000 and is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations is contained on pages 26 through 28 of the Annual Report to Shareholders for the year ended December 31, 2000 and is hereby incorporated by reference.

Cautionary Statement Regarding Forward-Looking Information

     This report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains, in addition to historic information, "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. When used in this and other Reports filed by the Company, the words "anticipate", "estimate", "expect", "objective", and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a variety of risks and uncertainties. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, risk factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statement include, but are not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures, adverse changes in asset quality, increased inflation and adverse legislative or regulatory changes.

Allowance for Loan Losses

     The allowance for loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. The methodology for assessing the appropriateness of the allowance consists of a review of the following three key elements:

   - The valuation allowance for loans specifically identified as impaired
   - The formula allowance for the various loan portfolio classifications
   - The unallocated allowance

     The valuation allowance reflects specific estimates of potential losses on individual impaired loans. When each impaired loan is evaluated, if the difference between the net present value of the loan (or fair value of the collateral if the loan is collateral-dependent) is lower than the recorded loan balance, the difference represents the valuation allowance for that loan.

     The formula allowance is a percentage-based reflection of historical loss experience and assigns required allowance allocations by loan classification based on fixed percentages of all outstanding loan balances and commitments to extend credit. The formula allowance employs a risk-rating model that grades loans based on their general characteristics of credit quality and relative risk. When a loan's credit quality becomes suspect, it is placed on the Company's internal "watch list" and its allowance allocation is increased. For the remainder of the loan portfolio, appropriate allowance levels are estimated based on judgments regarding the type of loan, economic conditions and trends, potential exposure to loss and other factors.

     In addition to the valuation allowance and the formula allowance, there is an unallocated allowance that recognizes the estimation risks associated with the valuation and the formula allowance calculations, and that reflects management's evaluation of various conditions, the effect of which are not directly measurable in determining the valuation and formula allowances. The unallocated allowance is adjusted for qualitative factors including, among others, general economic and business conditions, credit quality trends, loan volumes and concentrations and specific industry conditions within portfolio segments.

     There are inherence uncertainties with respect to determining the adequacy of the allowance for loan losses. Because of these inherent uncertainties, actual losses may differ from the amounts reflected in these consolidated financial statements. Factors considered in evaluating the adequacy of the allowance includes previous loss experience, current economic conditions and their effect on borrowers, the performance of individual loans in relation to contract terms, and the estimated fair values of underlying collateral. Losses are charged against the allowance when management believes the collectibility of principal is doubtful.

Asset/Liability Management and Interest Rate Risk

     It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities in an effort to prudently manage interest rate risk. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Company's ability to adjust the rates of its interest rate sensitive assets in response to such changes. The Company's positive one-year cumulative gap position at December 31, 2000, which represents the excess of repricing assets versus repricing liabilities, was 2.11% expressed as a percentage of total assets.

     The following table presents rate-sensitive assets and rate-sensitive liabilities as of December 31, 2000:


                         --------------------------------------------------------------------------
(Dollars in thousands)    1 to 6        7 to 12      1 to 2       2 to 5       Over 5
                          Months        Months       Years        Years        Years          Total
                         ----------   ---------    ----------   ---------    ---------   ----------
RATE-SENSITIVE ASSETS
Federal funds sold       $   31,136   $       --   $       --   $       --   $      --   $   31,136
Securities                   44,443       23,851       12,105       41,638      20,515      142,552
Adjustable-rate loans        54,753       12,666       18,656       38,001      14,035      138,111
Fixed-rate loans              3,655        2,898        4,516       11,081      15,768       37,918
Loans held for sale             296           --           --           --          --          296
                          ---------    ---------    ----------   ----------   --------    ---------
                 Total   $  134,283   $   39,415   $   35,277   $   90,720   $  50,318   $  350,013
                          ---------    ---------    ----------   ---------    --------    ---------

RATE-SENSITIVE LIABILITIES
Demand deposits          $       --   $       --   $       --   $       --   $  75,969   $   75,969
NOW/FlexValue accounts*          --           --           --           --      43,511       43,511
Money market accounts        34,689           --           --           --          --       34,689
Savings accounts                 --           --           --           --      38,471       38,471
Cash management accounts     27,839           --           --           --          --       27,839
Certificates of deposit      44,147       25,650        7,171        9,682          --       86,650
Short term borrowings        32,484          979           --           --          --       33,463
                          ---------    ---------    ----------   ---------    --------    ---------
                Total    $  139,159   $   26,629   $    7,171   $    9,682   $ 157,951   $  340,592
                          ---------    ---------    ----------   ---------    --------    ---------
Gap                      $   (4,876)  $   12,786   $   28,106   $   81,038   $(107,633)  $    9,421
                          ==========   =========    =========    =========    =========   =========
Cumulative Gap           $   (4,876)  $    7,910   $   36,016   $  117,054   $   9,421
                          ==========   =========    =========    =========    =========

Gap as a percent of
  total assets               (1.30%)       3.41%        7.50%       21.62%     (28.71%)

Cumulative gap as a
  percent of total assets    (1.30%)       2.11%        9.61%       31.23%       2.52%

* Cumulative gap as a
    percent of total
    assets if NOW and
    FlexValue accounts
    are considered
    immediately
    withdrawable            (12.90%)      (9.50%)      (2.00%)      19.62%       2.52%


Whenever possible, maturity dates or contractual repricing dates have been used in the preparation of the above table. In addition to those factors, certain assumptions are utilized such as the estimation of prepayments associated with certain loans and mortgage-backed securities. The Bank's historical experience over the past eleven years, during which time interest rates have risen and fallen significantly, has demonstrated that savings account balances, demand deposit balances, NOW account balances and FlexValue account balances are rate insensitive. Other deposit categories are considered to be rate sensitive. That rate sensitivity or insensitivity is reflected in the above table.


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

     The Company's interest rate risk policy specifies that if overnight interest rates were to shift up or down by 200 basis points over four quarters (i.e. 50 basis points per quarter for four consecutive quarters), estimated net interest income for the subsequent twelve months should decline by no more than 5.00% of net interest income. The following table sets forth the Company's estimated net interest income exposure, assuming an immediate, parallel shift in interest rates:


           Rate Change                 Estimated Exposure to
         (Basis Points)                 Net Interest Income
         --------------                 ---------------------
              +200                              0.98%
              -200                             (0.38%)


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements are included on page 1 and on pages 3 through 25 of the Annual Report to shareholders for the year ended December 31, 2000 and are hereby incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in the Company's independent public accountants or disagreements with the Company's accountants on accounting or financial disclosure during the 24 months ended December 31, 2000 or in any period subsequent to the most recent financial statements.

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

                                                    Business Experience
                                        Term of         During Past
   Name           Age   Position        Office          Five Years
   ----           ---   --------        -------     --------------------
Richard K.        49    Senior Vice               Senior Vice President,
  Bennett               President                 Community National Bank
                        of Bank

Grace L. Blunt    46    Senior Vice               Senior Vice President,
                        President                 Community National Bank,
                        of Bank                   Assistant Clerk,
                                                  Community Bancorp, Inc.

Alfred A.         83    Director of       2003    Retired
  Cardoza               Company and
                        Bank

Jennie Lee        45    Director of       2003    President and Treasurer,
  Colosi                Company and               E. T.& L. Construction,
                        Bank                      Inc.

Antonio Frias     61    Director of       2003    President and Treasurer,
                        Company and               S & F Concrete
                        Bank                      Contractors, Inc.;
                                                  Secretary/Clerk, Frias
                                                  Bros. Service Station

John P. Galvani   44    Senior Vice               Senior Vice President,
                        President                 Community National Bank
                        of Bank

I. George Gould   84    Director of       2002    Chairman, Gould's, Inc.
                        Company and
                        Bank

Horst Huehmer (1) 73    Director of       2001    Retired; formerly
                        Company and               Manager, Hudson Light
                        Bank                      and Power Department



Donald R.     (1) 51    Treasurer and     2001    Executive Vice
  Hughes, Jr.           Clerk of                  President and Cashier,
                        Company; Exec.            Community National Bank;
                        Vice President            Treasurer and Clerk,
                        of Bank; Director         Community Bancorp, Inc.
                        of Company and
                        Bank

James A. Langway  61    President &       2002    President and CEO,
                        CEO of Company            Community National Bank
                        and Bank;                 and Community
                        Director of               Bancorp, Inc.
                        Company and
                        Bank

Robert E. Leist   47    Senior Vice               Senior Vice President,
                        President                 Community National Bank
                        of Bank

Janet A. Lyman    54    Senior Vice               Senior Vice President,
                        President                 Community National Bank
                        of Bank

Dennis F.         63    Chairman of       2003    President and
  Murphy, Jr.           the Board,                Treasurer, D. F.
                        Company and               Murphy Insurance
                        Bank                      Agency, Inc.;
                                                  Treasurer, Village
                                                  Real Estate

David L.          72    Director of       2002    Chairman of the Board,
  Parker      (2)       Company and               Larkin Lumber Co.
                        Bank

Mark Poplin   (1) 77    Director of       2001    President and
                        Company and               Treasurer, Poplin
                        Bank                      Supply Co.;
                                                  Secretary, Poplin
                                                  Furniture Co.

David W.          59    Director of       2001    President & Treasurer,
  Webster   (1,2)       Company and               Knight Fuel Co., Inc.
                        Bank


(1) Messrs. Huehmer, Hughes, Poplin and Webster have been nominated for election at the 2001 Annual Meeting to serve until 2004.

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

                       Summary Compensation Table
                       --------------------------

                                         Annual Compensation
                            --------------------------------------------
       (a)                   (b)       (c)         (d)          (i)  (1)

Name and                                                      All Other
Principal Position          Year      Salary      Bonus     Compensation
------------------          ----      ------      -----     ------------
James A. Langway            2000     $226,562    $75,000       $ 8,974
President and CEO           1999      217,848     93,800         9,151
of the Company and          1998      211,503     90,000         9,500
the Bank

Donald R. Hughes, Jr.       2000      133,874     25,000         8,493
Treasurer and Clerk of      1999      128,725     31,538         8,828
Company; Executive Vice     1998      122,595     30,036         8,877
President and Cashier
of the Bank

John P. Galvani             2000       98,730     16,000         5,536
Senior Vice President       1999       93,712     15,931         5,440
of the Bank                 1998       89,250     15,173         5,526

Richard K. Bennett          2000       98,347     22,850         5,759
Senior Vice President       1999       94,564     16,076         5,589
of the Bank                 1998       90,061     15,310         5,584

Robert E. Leist             2000       91,948     15,723         3,622
Senior Vice President       1999       88,421     15,032         3,220
of the Bank                 1998       84,210     14,316         3,359


Notes:

1. The Company maintains an Employee Stock Ownership Plan (ESOP) for employees age 21 or older who are participants in the Company's Retirement Plan and who meet other requirements. The Company also maintains a 401(k) Savings Plan (401(k) Plan) for employees age 21 or over and who meet other requirements. Messrs. Langway, Hughes, Galvani, Bennett and Leist are participants in the Company's ESOP and 401(k) Plans. Of the $8,974 reported above for 2000 in column
   (i) for Mr. Langway, $3,007 represents Company ESOP contributions, $4,800 represents Company 401(k) Plan contributions and $1,167 represents group life insurance premiums paid by the Company. Of the $8,493 reported above for 2000 in column (i) for Mr. Hughes, $2,851 represents Company ESOP contributions, $4,766 represents Company 401(k) Plan contributions and $876 represents group life insurance premiums paid by the Company. Of the $5,536 reported above for 2000 in column (i) for Mr. Galvani, $2,100 represents Company ESOP contributions, $3,094 represents Company 401(k) Plan contributions and $342 represents group life insurance premiums paid by the Company. Of the $5,759 reported above for 2000 in column (i) for Mr. Bennett, $2,222 represents Company ESOP contributions, $3,195 represents Company 401(k) Plan contributions and $342 represents group life insurance premiums paid by the Company. Of the $3,622 reported above for 2000 in column (i) for Mr. Leist, $1,901 represents Company ESOP contributions, $1,379 represents Company 401(k) Plan contributions and $342 represents group life insurance premiums paid by the Company.


Compensation of Directors

     The Bank paid its Directors an annual fee of $10,800 in 2000. The Chairman of the Board was paid $18,000 in 2000. Director fees are paid on a monthly basis. Effective January 1, 2001, outside Directors receive an additional annual fee of $2,000, which is paid annually. The Company pays no compensation to its Directors for their services.

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

     The Company has entered into an Executive Supplemental Income Agreement with James A. Langway, President and Chief Executive Officer of the Company, which commenced July 12, 1988 and which specifies benefits payable to Mr. Langway for a ten (10) year period following the date on which he ceases to be employed by the Company. The Agreement provides that the Company will pay Mr. Langway $40,774 each year, increased by increases in the Consumer Price Index, for a ten (10) year period following the date he ceases to be employed by the Company for any cause whatsoever after attaining age 55. The Agreement was amended on January

26, 1990, increasing the annual base retirement benefit to be paid to Mr. Langway from $40,774 to $60,774 each year, increased by increases in the Consumer Price Index in the same manner as the original Agreement. Mr. Langway attained age 55 during 1994. The Company records annual expense in anticipation of future payments expected to be made under this Agreement. The annual expense amount recorded is determined by an independent actuary based on Mr. Langway's life expectancy at the time he begins receiving payments. During 2000, the Company recorded $46,992 in such expense.

     The Bank has entered into "change in control" Severance Agreements with five Senior Vice Presidents.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The following table and related notes set forth information regarding stock owned by each of the directors of the Company and Bank, and by all directors and executive officers of the Company and Bank as a group, at March 15, 2001.

                                        Amount and Nature of
                                        Beneficial Ownership
Title                                   (Number of shares) (1)         Percent
  of        Name of            -------------------------------------   of
Class   Beneficial Owner       Sole (2)    Shared (3)          Total   Class
 ----   ----------------       --------    ----------          -----   -------
Common  Alfred A. Cardoza          650       44,522            45,172      .8%
Stock
($2.50  Jennie Lee Colosi        2,000        2,372             4,372      .1
 par)
        Antonio Frias           72,001           --            72,001     1.2%

        I. George Gould         18,470      194,582 (4)       213,052     3.6%

        Horst Huehmer            1,400       43,864            45,264      .8%

        Donald R. Hughes, Jr.    4,000      256,065 (4,5)     260,065     4.4%

        James A. Langway       187,290      510,729 (4,6,7)   698,019    11.8%

        Dennis F. Murphy, Jr.  397,448      468,168           865,616    14.6%

        David L. Parker         56,084       16,400 (8)        72,484     1.2%

        Mark Poplin              1,728      305,380 (9)       307,108     5.2%

        David W. Webster         1,500      140,168           141,668     2.4%

        All directors and
        executive officers
        of the Company and
        Bank as a group
        (16 persons)           745,427    1,306,760 (4)     2,052,187    34.7%


(1) Based upon information provided to the Company by the indicated persons. Certain directors may disclaim beneficial ownership of certain of the shares listed beside their names.

(2)   Indicates sole voting and investment power.

(3)   Indicates shared voting and investment power.

(4) Includes 171,088 shares held by the Company's ESOP for which Messrs. Gould, Hughes and Langway are co-trustees.

(5) Includes 29,977 shares held by the Company's 401(k) plan for which Mr. Hughes has voting power in certain circumstances.

(6) Includes 38,657 shares held by the Company's 401(k) plan for which Mr. Langway has voting power in certain circumstances.


(7) Includes 106,856 shares held by the Mark poplin Family Trust and 193,628 shares held by the Shirley E. Poplin Family Trust, for which Mr. Langway is a trustee. Mr. Langway disclaims any beneficial interest in these shares.

(8) Includes 4,000 shares held by the Unitarian Church of Marlboro and Hudson, MA, for which Mr. Parker is a trustee.

(9) Includes 106,856 shares held by the Mark Poplin Family Trust and 193,628 shares held by the Shirley E. Poplin Family Trust.


     The following persons own beneficially more than five percent of the outstanding stock of the Company as of March 15, 2001:

                                              Amount and
    Title        Name and Address             Nature of         Percent
      of           of Beneficial              Beneficial          of
    Class             Owner                   Ownership         Class
    -----        ----------------             ----------        -------
Common Stock    Dennis F. Murphy, Jr.      865,616 shares        14.6%
($2.50 par)     188 Prospect Hill Rd.
                Still River, MA  01467

                James A. Langway           698,019 shares (1,2)  11.8%
                1143 Grove Street
                Framingham, MA  01701

                Mark Poplin                307,108 shares (3)     5.2%
                6 Greenway Street, #306
                Wayland, MA  01778

                Einar P. Robsham           303,800 shares         5.1%
                164 Cochituate Road
                Wayland, MA  01778

(1) Includes 171,088 shares held by the Company's ESOP, for which Mr. Langway is a trustee, and 38,657 shares held by the Company's 401(k) plan, for which Mr. Langway has voting power in certain circumstances.

(2) Includes 106,856 shares held by the Mark Poplin Family Trust and 193,628 shares held by the Shirley E. Poplin Family Trust, for which Mr. Langway is a trustee. Mr. Langway disclaims any beneficial interest in these shares.

(3) Includes 106,856 shares held by the Mark Poplin Family Trust and 193,628 shares held by the Shirley E. Poplin Family Trust.


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

     In October of 1997 the Bank entered into a third-party insurance sales agreement with Murphy Insurance Brokerage, Ltd. ("Murphy Brokerage"). By entering into the agreement, the Bank implemented a decision of the Board of Directors to expand the Bank's product line by providing the public with access to insurance products. The agreement between the Bank and Murphy Brokerage is structured in the form of a lease arrangement for floor space in the Bank's Main Office located at 17 Pope Street, Hudson, Massachusetts. Murphy Brokerage is a subsidiary of D. F. Murphy Insurance Agency, Inc., which is owned by Dennis F. Murphy, Jr., Chairman of the Company's Board of Directors. The third-party agreement between the Bank and Murphy Brokerage had no material affect on the Company's 2000 financial statements or results of operations.

                               PART IV
                               -------

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENTS

(a)  1. & 2. Index to Consolidated Financial Statement Schedules

     The following consolidated financial statements, which are included in the Annual Report to Shareholders of Community Bancorp, Inc. for the year ended December 31, 2000, are hereby incorporated by reference:

                                                   Annual Report to
                                                     Shareholders
          Description                               page reference
          -----------                              ----------------
Consolidated balance sheets at
  December 31, 2000 and 1999                               3

Consolidated statements of income for
  the years ended December 31, 2000,
  1999 and 1998                                            4

Consolidated statements of comprehensive
  income for the years ended December 31,
  2000, 1999 and 1998                                      5

Consolidated statements of stockholders'
  equity for the years ended December 31, 2000,
  1999 and 1998                                            6

Consolidated statements of cash flows
  for the years ended December 31, 2000,
  1999 and 1998                                            7

Notes to consolidated financial statements               8 - 24

     With the exception of the aforementioned information, and information incorporated by reference in Items 5, 6, 7, and 8, the Annual Report to Shareholders for the year ended December 31, 2000 is not deemed to be filed as part of this Form 10-K. Certain schedules required by Regulation S-X have been omitted as the items are either not applicable or are presented in the notes to the financial statements contained in the Annual Report to Shareholders for the year ended December 31, 2000.


     3.  Exhibits

         See accompanying Exhibit Index.


        (b) The Company did not file a Form 8-K during the quarter ended December 31, 2000.


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

10.8    Stock Purchase Agreement dated March 29,
        1993 by and among Community Bancorp, Inc.
        and certain specified persons.                             (g)

10.9    Shareholder Rights Agreement dated May 24,
        1996 between Community Bancorp, Inc. and
        Cambridge Trust Company.                                   (h)

10.10   Form of Severance Agreement dated February 19,
        1998 between Community National Bank and five
        Senior Vice Presidents.                                    (i)

10.11   First Amendment to Shareholder Rights
        Agreement dated February 15, 2000.

13.     2000 Annual Report to Shareholders

21.     Subsidiaries of Company                                  Page 32




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

                                      COMMUNITY BANCORP, INC.


Date:  March 12, 2001                 By: /s/ Donald R. Hughes, Jr.
                                          -------------------------
                                          Donald R. Hughes, Jr.
                                          Treasurer and Clerk



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                            Name and Capacity
    ----                            ----------------

March 12, 2001               /s/ James A. Langway
                             ---------------------------------
                             James A. Langway, President & CEO
                             Principal Executive Officer


March 12, 2001               /s/ Donald R. Hughes, Jr.
                             ---------------------------------
                             Donald R. Hughes, Jr., Treasurer & Clerk,
                             Principal Financial Officer and Principal
                             Accounting Officer


March 12, 2001               /s/ James A. Langway
                             ---------------------------------
                             James A. Langway, Director


March 12, 2001               /s/ Donald R. Hughes, Jr.
                             ---------------------------------
                             Donald R. Hughes, Jr., Director


March 14, 2001               /s/ David W. Webster
                             ---------------------------------
                             David W. Webster, Director


March 15, 2001               /s/ Alfred A. Cardoza
                             ---------------------------------
                             Alfred A. Cardoza, Director


March 16, 2001               /s/ David L. Parker
                             ---------------------------------
                             David L. Parker, Director


March 20, 2001               /s/ Jennie Lee Colosi
                             ---------------------------------
                             Jennie Lee Colosi, Director

                       SUPPLEMENTAL INFORMATION
                       ------------------------

     Copies of the Notice of Annual Meeting of Shareholders, Proxy Statement and Proxy For Annual Meeting of Shareholders for the Registrant's 2001 annual meeting of shareholders, to be held on April 10,2001, have been submitted separately as an EDGAR Submission Type DEF 14A. Such material is not deemed to be filed with the Commission or otherwise subject to the liabilities of
Section 18 of the Securities Exchange Act.