Form 10-Q
period 2001-03-31
COMMUNITY BANCORP INC /MA/
filed 2001-05-11
CIK 742170

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549


                               FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTER ENDED MARCH 31, 2001
                  ------------------------------------


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


                             Common Stock
                           $2.50 par value
                     5,914,441 shares outstanding
                         as of April 30, 2001

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
                            COMMUNITY BANCORP, INC.
Item 1.                   CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                                 March 31,     December 31,
                                                   2001            2000
                                              ------------    ------------
ASSETS
Cash and due from banks                       $ 13,899,226    $ 16,472,547
Federal funds sold                              38,626,966      31,136,266
Securities available for sale, at market        47,276,652      50,110,202
Securities held to maturity (market value
  $91,865,703 at 3/31/01 and $92,302,813
  at 12/31/00)                                  91,866,065      92,441,522
Mortgage loans held for sale                     2,396,025         295,742

Loans                                          175,552,218     176,029,265
Less allowance for loan losses                   2,806,799       2,812,392
                                               -----------     -----------
       Total net loans                         172,745,419     173,216,873
                                               -----------     -----------
Premises and equipment, net                      6,510,432       6,234,641
Other assets, net                                4,975,208       4,959,718
                                               -----------     -----------
                Total assets                  $378,295,993    $374,867,511
                                               ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                        $ 66,762,668    $ 75,969,408
   Interest bearing                            244,079,955     231,159,424
                                               -----------     -----------
       Total deposits                          310,842,623     307,128,832
                                               -----------     -----------
 Federal funds purchased and securities
   sold under repurchase agreements             31,253,261      33,463,166
 Other Liabilities                               3,168,919       2,460,642
                                               -----------     -----------
            Total liabilities                  345,264,803     374,867,511
                                               -----------     -----------
Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 12,000,000
   shares authorized, 6,398,436 shares issued,
   5,914,441 shares outstanding                 15,996,090      15,996,090
 Surplus                                           101,378         101,378
 Undivided profits                              18,883,134      18,052,893
 Treasury stock, at cost, 483,995 shares        (2,414,762)     (2,414,762)
 Accumulated other comprehensive income            465,350          79,272
                                               -----------     -----------
            Total stockholders' equity          33,031,190      31,814,871
                                               -----------     -----------
                Total liabilities and
                    stockholders' equity      $378,295,993    $374,867,511
                                               ===========     ===========

                            See accompanying notes.

                           COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                                    Three months ended
                                                        March 31,
                                                --------------------------
                                                   2001            2000
                                                ----------      ----------
Interest income:
  Interest and fees on loans                    $3,990,995      $3,625,453
  Interest and dividends on securities:
    Taxable interest                             1,923,012       1,748,370
    Nontaxable interest                            199,565         146,840
    Dividends                                       24,378          20,629
  Interest on federal funds sold                   452,390         171,298
                                                 ---------       ---------
    Total interest income                        6,590,340       5,712,590
                                                 ---------       ---------
Interest expense:
  Interest on deposits                           2,040,718       1,763,219
  Interest on short term borrowings                433,086         301,204
                                                 ---------       ---------
    Total interest expense                       2,473,804       2,064,423
                                                 ---------       ---------
Net interest income                              4,116,536       3,648,167
                                                 ---------       ---------
Provision for loan losses                               --              --
                                                 ---------      ----------
Net interest income after provision
  for loan losses                                4,116,536       3,648,167
                                                 ---------       ---------
Noninterest income:
  Merchant credit card assessments                 426,529         382,028
  Service charges                                  154,725         155,992
  Other charges, commissions and fees              309,342         256,434
  Gains on sales of loans, net                      41,870          19,144
  Gains on sales of securities, net                     --              --
  Other                                             26,119          23,358
                                                  --------        --------
    Total noninterest income                       958,585         836,956
                                                 ---------       ---------
Noninterest expense:
  Salaries and employee benefits                 1,645,165       1,427,596
  Data processing and ATM network                  294,027         264,079
  Occupancy, net                                   242,042         188,425
  Furniture and equipment                          101,640         100,062
  Credit card processing                           387,324         322,947
  Printing, stationery and supplies                 57,486          58,380
  Professional fees                                120,857          87,077
  Marketing and advertising                         55,360          67,808
  Other                                            359,183         302,002
                                                 ---------       ---------
    Total noninterest expense                    3,263,084       2,818,376
                                                 ---------       ---------
Income before income taxes                       1,812,037       1,666,747
Income taxes                                       638,759         601,950
                                                 ---------       ---------
Net income                                      $1,173,278      $1,064,797
                                                 =========       =========
Basic and diluted earnings per common share     $     .198      $     .180

Dividends per share                             $     .058      $     .049

Basic and diluted weighted average number
  of shares                                      5,914,441       5,917,430

                          See accompanying notes.

                                    -3

                           COMMUNITY BANCORP, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (UNAUDITED)
                                                    Three months ended
                                                        March 31,
                                                --------------------------
                                                    2001           2000
                                                -----------     ----------
Net income                                      $ 1,173,278     $1,064,797
Other comprehensive income:
  Unrealized securities gains (losses)
   arising during period                            653,596       (351,996)
  Income tax (expense) benefit on securities
   gains (losses) arising during period            (267,516)       144,072
                                                  ---------      ---------
  Net unrealized securities gains
   (losses) arising during period                   386,080       (207,923)

  Less:  reclassification adjustment for
   securities (gains) losses included in income          --             --
  Income tax expense (benefit) on securities
    (gains) losses included in income                    --             --
                                                  ---------      ---------
  Net reclassification adjustments for
   securities (gains) losses included in
   net income                                            --             --
                                                  ---------      ---------
Other comprehensive income (loss)                   386,080       (207,923)
                                                  ---------      ---------
Comprehensive income                             $1,559,358     $  856,874
                                                  =========      =========

                           See accompanying notes.

                           COMMUNITY BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                    Three months ended
                                                        March 31,
                                                --------------------------
                                                   2001           2000
                                                ----------      ----------
Cash flows from operating activities:
  Net income                                    $ 1,173,278     $1,064,797
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    (Increase) in mortgage loans
      held for sale                              (2,100,283)      (342,542)
    Depreciation and amortization                   239,793        225,188
    Amortization of investment securities
      discounts and premiums, net                    38,974          8,036
    (Increase)decrease in other liabilities        (209,821)        57,275
    Increase in taxes payable                       666,244        383,180
    (Decrease) in interest payable                   (3,409)       (23,993)
    (Increase) in other assets                     (350,466)      (257,210)
    Decrease in interest receivable                 284,976        147,785
                                                 ----------     ----------
      Total adjustments                          (1,433,992)       197,719
                                                 ----------     ----------
Net cash (used in) provided by operating
  activities                                    $  (260,714)   $ 1,262,516
                                                 ----------     ----------
Cash flows from investing activities:
  Maturities and principal repayments of
    securities available for sale                 3,442,232      2,278,359
  Maturities and principal repayments of
    securities held to maturity                  23,361,846      2,750,158
  Purchases of securities available for sale             --        (44,400)
  Purchases of securities held to maturity      (22,780,457)      (326,382)
  Net change in federal funds sold               (7,490,700)   (15,575,975)
  Net change in loans and other real estate
    owned                                           497,371      2,060,019
  Acquisition of property, plant and equipment     (515,584)      (258,979)
                                                 ----------     ----------
Net cash used in investing activities            (3,485,292)    (9,117,200)
                                                 ----------     ----------
Cash flows from financing activities:
  Net change in deposits                          3,713,791      1,493,934
  Net change in repurchase agreements            (2,209,905)     3,207,662
  Purchase of treasury stock                             --       (327,132)
  Dividends paid                                   (331,201)      (281,287)
                                                 ----------     ----------
Net cash provided by financing activities         1,172,685      4,093,177
                                                 ----------     ----------
Net (decrease) in cash and
  due from banks                                 (2,573,321)    (3,761,507)
                                                 ----------     ----------
Cash and due from banks at beginning
  of period                                      16,472,547     21,010,959
                                                 ----------     ----------
Cash and due from banks at end of period        $13,899,226    $17,249,452
                                                 ==========     ==========

                           See accompanying notes.


Supplemental disclosures:

  1. Cash paid for interest was $2,477,213 and $2,088,416 for the three months ended March 31, 2001 and 2000, respectively.

  2. Cash paid for income taxes was $ 0 and $218,770 for the three months ended March 31, 2001 and 2000, respectively.

                          COMMUNITY BANCORP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 2001
_________________________________________________________________________

1.   BASIS OF PRESENTATION
     ---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principals generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 2000.

2.   EARNINGS PER SHARE
     ------------------
The Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS No. 128), effective December 31, 1997. This Statement requires the presentation of "basic" earnings per share, which excludes the effect of dilution, and "diluted" earnings per share, which includes the effect of dilution. The Company's "basic" and "diluted" earnings per share computations are identical in the periods presented, as there are no securities outstanding that are potentially dilutive. For the three months ended March 31, 2001, the Company has excluded 9,000 shares related to common stock issuable pursuant to the exercise of stock options from the calculation of the Company's diluted earnings per share, as the exercise price of those stock options was equal to the average fair market value of the Company's common stock for the three months ended March 31, 2001. Earnings per share is based on the weighted average number of shares outstanding during the period.

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

4.   OPERATING SEGMENTS
     ------------------
The Company has adopted SFAS no. 131, "Disclosures About Segments of an Enterprise and Related Information", which established standards for reporting information about operating segments in annual financial statements.
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. The adoption of SFAS No. 131 did not have any material effect on the Company's primary financial statements or results of operations.

The Company has identified its reportable operating business segment as "Community Banking". The company's community banking segment consists of commercial and retail banking. The community banking segment is managed as a single strategic unit and derives its revenues from a wide range of banking services, including investing and lending activities and the acceptance of demand, savings and time deposits. Nonreportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the thresholds requiring separate disclosure are included in the "Other" category in the disclosure of business segments below. The nonreportable segment represents the holding company financial information.

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies.
The consolidation adjustments reflect certain eliminations of intersegment revenue, cash and investments in the subsidiary. Reportable segment-specific information, and the reconciliation to consolidated financial information, are as follows:

                                                    Other
                                                 Adjustments
                        Community                    and
                         Banking       Other     Eliminations  Consolidated
                       ------------  ----------  ------------  ------------
March 31, 2001
--------------
Investment securities  $139,142,717  $       --  $        --  $139,142,717
Net loans               175,141,444          --           --   175,141,444
Total assets            378,295,993          --           --   378,295,993

Total interest income     6,590,340       2,812        2,812)    6,590,340
Total interest expense    2,476,584          --       (2,780)    2,473,804
Net interest income       4,113,756          --        2,780     4,116,536
Net income             $  1,172,338  $1,173,278  $(1,172,338) $  1,173,278

---------------------------------------------------------------------------
March 31, 2000
--------------
Investment securities  $123,015,315  $       --  $        --  $123,015,315
Net loans               159,906,455          --           --   159,906,455
Total assets            333,370,382          --           --   333,370,382

Total interest income     5,712,590       3,208       (3,208)    5,712,590
Total interest expense    2,067,631          --       (3,208)    2,064,423
Net interest income       3,644,959          --        3,208     3,644,959
Net income             $  1,063,585  $1,064,797  $(1,063,585) $  1,064,797

--------------------------------------------------------------------------

5.  RECLASSIFICATIONS
    -----------------
Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period's presentation. The reclassifications have no effect on net income.



                                     7-

                       PART I - FINANCIAL INFORMATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
-------
The Company recorded net income of $1,173,278 for the three months ended March 31, 2001, representing an increase of $108,481 or 10.2% over $1,064,797 for the same period in 2000. Earnings per share of $.198 for the current period represented an increase of $.018 from $.180 for the three months ended March 31, 2000.

The improvement in net income resulted primarily from an increase in net interest income and noninterest income, partially offset by increases in salaries and benefits, data processing and ATM network, occupancy, credit card processing, professional fees, and other expense.

Deposits of $310,842,623 at March 31, 2001 increased by $3,713,791 or 1.2%
from $307,128,832 at December 31, 2000. The increase in deposits occurred in the interest-bearing categories, and was partially offset by decreases in the non-interest bearing categories.

Loans of $175,552,218 at March 31, 2001 decreased by $477,047 or 0.3% from $176,029,265 at December 31, 2000. This decrease occurred in the real estate loan portfolio, offset by an increase in commercial loans. Noncurrent loans (nonaccrual loans, troubled debt restructurings, and loans 90 days or more past due but still accruing) totaled $497,936 and $560,295 at March 31, 2001 and December 31, 2000, respectively.

Assets of $378,295,993 at March 31, 2001 represented a $3,428,482 or 0.9%
increase from $374,867,511 at December 31, 2000.

             Three months ended March 31, 2001 as Compared To
                    Three months ended March 31, 2000

Net Interest Income
-------------------
Interest income for the three months ended March 31, 2001 was $6,590,340, representing an increase of $877,750 or 15.4% from $5,712,590 for the three months ended March 31, 2000, primarily due to higher average loan and securities balances in 2001. Interest expense was $2,473,804, representing an increase of $409,381 or 19.8% from $2,064,423 for the three months ended March 31, 2000. Net interest income for the three months ended March 31, 2001 was $4,116,536, representing an increase of $468,369 or 12.8% from $3,648,167 for the three months ended March 31, 2000.

Noninterest Income and Expense
------------------------------
Noninterest income for the three months ended March 31, 2001 was $958,585, representing an increase of $121,629 or 14.5% from $836,956 for the three months ended March 31, 2000. This increase was primarily the result of increases in merchant credit card assessments, other charges, commissions and fees and gains on sales of loans.

Noninterest expense for the three months ended March 31, 2001 of $3,263,084 was up $444,708 or 15.8% from $2,818,376 for the same period in 2000. This increase was primarily the result of increases in salaries and employee benefits, data processing and ATM network, occupancy, furniture and equipment, credit card processing, professional fees and other expense, partially offset by a reduction in printing, stationary and supplies and marketing and advertising expense.

Provision for Loan Losses
-------------------------
There was no provision for loan losses for the three months ended March 31, 2001 or 2000, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes
------------
Income tax expense of $638,759 for the three months ended March 31, 2001 compared to $601,950 for the same period in 2000, the result of an increase in taxable income during the current period.

Net Income
----------
Net income of $1,173,278 for the first three months of 2001 represented an increase of $108,481 or 10.2% from $1,064,797 recorded for the first three months of 2000. Earnings per share of $.198 for the current period represented an increase of $.018 from $.180 for the three months ended March 31, 2000.

Allowance for Loan Losses
-------------------------
The allowance for loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. The methodology for assessing the appropriateness of the allowance consists of a review of the following three key elements:

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

There are inherent uncertainties with respect to determining the adequacy of the allowance for loan losses. Because of these inherent uncertainties, actual losses may differ from the amounts reflected in these consolidated financial statements. Factors considered in evaluating the adequacy of the allowance includes previous loss experience, current economic conditions and their effect on borrowers, the performance of individual loans in relation to contract terms, and the estimated fair values of underlying collateral. Losses are charged against the allowance when management believes the collectibility of principal is doubtful.

Securities
----------
The Company's securities portfolio consists of obligations of the U.S. Treasury, U.S. government sponsored agencies, mortgage backed securities and obligations of various municipalities. Those assets are used in part to secure public deposits and as collateral for repurchase agreements. Total securities were $139,142,717 at March 31, 2001, representing a decrease of $3,409,007 or 2.4% from $142,551,724 at December 31, 2000. Securities classified as available for sale were $47,276,652 and $50,110,202 at March 31,2001 and December 31, 2000 respectively. There were no sales of securities during the three months ended March 31, 2001.

Liquidity and Capital Resources
-------------------------------
The Company's primary sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities. Deposits are considered a relatively stable source of funds. At March 31, 2001 and 2000, deposits were $310.8 and $277.9 million, respectively. Management anticipates that deposits will grow moderately during the remainder of 2001.

As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations. At March 31, 2001, the Company's Tier 1 leverage capital ratio was 8.60%. Regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At March 31, 2001 the Company's Tier 1 and total risk-based capital ratios were 15.84 and 17.09%, respectively. The Bank is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.).

On March 20, 2001, the Company's Board of Directors declared a first quarter 2001 cash dividend of $.058 per share of common stock to shareholders of record at March 1, 2001, payable on April 13, 2001.

Asset/Liability Management
--------------------------
The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.

It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's positive one-year cumulative gap position at March 31, 2001, representing the excess of repricing assets versus repricing liabilities within a one year time frame, was 3.9% expressed as a percentage of total assets.

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

                       PART II - OTHER INFORMATION


Item 5.  OTHER INFORMATION

On February 22, 2001, the Company's Board of Directors approved the "2001 Directors' Plan", a stock option plan which provides incentives to present and future directors of the Company who are not employees of the Company or its Subsidiaries. The aggregate number of shares of the Company's common stock reserved for grant under the Plan is 30,000. The Board of Directors has granted options under the Plan for the purchase of an aggregate of 9,000 shares of the Company's common stock at a price of $10.00 per share, the fair market value on February 22, 2001. The granted options fully vest over a four year period. The Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission pursuant to the Plan on April 19, 2001.

On February 22, 2001, the Company's Board of Directors approved the "2001 Incentive Stock Option Plan for Key Employees", a stock option plan which provides incentives to present and future key employees of the Company and its Subsidiaries. The aggregate number of shares of the Company's common stock reserved for grant under the Plan is 384,000. On February 22, 2001, the Board of Directors granted options under the Plan, subject to the Plan's approval by the Company's shareholders, at the fair market value of the shares on the approval date. The Plan was approved by the Company's shareholders at the April 10, 2001 Annual Meeting. The granted options fully vest over a four year period and have an exercise price of $10.00 per share, the fair market value on April 10, 2001. The Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission pursuant to the Plan on April 19, 2001.

On March 20, 2001, the Company's Board of Directors declared a first quarter 2001 cash dividend of $.058 per share of common stock to shareholders of record at March 1, 2001, payable on April 13, 2001.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) The Company did not file a Form 8-K during the quarter ended March 31, 2001.

                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COMMUNITY BANCORP, INC.




Date:  May 8, 2001             By: /s/  James A. Langway
                                   ---------------------
                                   James A. Langway
                                   President & Chief Executive Officer
                                   Principal Executive Officer





Date:  May 8, 2001             By: /s/ Donald R. Hughes, Jr.
                                   -------------------------
                                   Donald R. Hughes, Jr.
                                   Treasurer and Clerk,
                                   Principal Financial Officer and
                                     Principal Accounting Officer