Form 10-Q
period 2001-06-30
COMMUNITY BANCORP INC /MA/
filed 2001-08-08
CIK 742170

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549



                                     FORM 10-Q



                  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934



                         FOR THE QUARTER ENDED JUNE 30, 2001
                         -----------------------------------



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



                                        Common Stock
                                      $2.50 par value
                                5,940,606 shares outstanding
                                    as of July 31, 2001

                            PART I - FINANCIAL INFORMATION

                               COMMUNITY BANCORP, INC.
Item 1.                     CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)


                                                  June 30,       December 31,
                                                    2001            2000
                                                ------------     ------------
ASSETS
Cash and due from banks                         $ 19,296,043    $ 16,472,547
Federal funds sold                                30,932,374      31,136,266
Securities available for sale, at market value    56,911,389      50,110,202
Securities held to maturity (market value
  $90,207,774 at 6/30/01 and $92,302,813
  at 12/31/00)                                    89,801,949      92,441,522
Mortgage loans held for sale                       1,080,960         295,742

Loans                                            179,576,941     176,029,265
Less allowance for possible loan losses            2,767,875       2,812,392
                                                 -----------     -----------
       Total net loans                           176,809,066     173,216,873
                                                 -----------     -----------
Premises and equipment, net                        6,422,888       6,234,641
Other assets, net                                  4,616,183       4,959,718
                                                 -----------     -----------
                Total assets                    $385,870,852    $374,867,511
                                                 ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                          $ 74,429,943    $ 75,969,408
   Interest bearing                              243,981,823     231,159,424
                                                 -----------     -----------
       Total deposits                            318,411,766     307,128,832
                                                 -----------     -----------
 Federal funds purchased and securities
   sold under repurchase agreements               30,452,929      33,463,166
 Other liabilities                                 2,735,855       2,460,642
                                                 -----------     -----------
            Total liabilities                    351,600,550     343,052,640
                                                 -----------     -----------
Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 12,000,000
   shares authorized, 6,398,436 shares issued,
   5,940,606 shares outstanding, (5,914,441
   shares outstanding at 12/31/00)                15,996,090      15,996,090
 Surplus                                             219,120         101,378
 Undivided profits                                19,818,378      18,052,893
 Treasury stock, at cost, 457,830 shares,
   (483,995 shares at 12/31/00)                   (2,297,019)     (2,414,762)
 Accumulated other comprehensive income              533,733          79,272
                                                 -----------     -----------
            Total stockholders' equity            34,270,302      31,814,871
                                                 -----------     -----------
                Total liabilities and
                    stockholders' equity        $385,870,852    $374,867,511
                                                 ===========     ===========

The accompanying notes are an integral part of these unaudited, consolidated financial statements



                                COMMUNITY BANCORP, INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)


                                    Three months ended      Six months ended
                                         June 30,               June 30,
                                  ---------------------  ---------------------
                                     2001       2000        2001       2000
                                  ----------  ---------  ----------  ---------
Interest income:
 Interest and fees on loans       $4,002,196 $3,745,465  $7,993,191 $7,370,918
 Interest and div. on securities:
  Taxable interest                 1,816,419  1,711,829   3,739,431  3,460,199
  Nontaxable interest                209,280    147,132     408,845    293,972
  Dividends                           95,761     20,709     120,139     41,338
 Interest on federal funds sold      358,716    377,443     811,106    548,741
                                   ---------  ---------  ---------- ----------
   Total interest income           6,482,372  6,002,578  13,072,712 11,715,168
                                   ---------  ---------  ---------- ----------

Interest expense:
 Deposits                          1,946,173  1,772,705   3,986,891  3,535,924
 Short term borrowings               343,623    433,289     776,709    734,493
                                   ---------  ---------   ---------  ---------
  Total interest expense           2,289,796  2,205,994   4,763,600  4,270,417
                                   ---------  ---------   ---------  ---------
 .
Net interest income                4,192,576  3,796,584   8,309,112  7,444,751
                                   ---------  ---------   ---------  ---------
Provision for loan losses                 --         --          --         --
                                   ---------  ---------   ---------  ---------
Net interest income after
 provision for loan losses         4,192,576  3,796,584   8,309,112  7,444,751
                                   ---------  ---------   ---------  ---------

Noninterest income:
 Merchant credit card assessments    463,837    370,766     890,366    752,794
 Service charges                     159,157    155,311     313,882    311,303
 Other charges, commissions, fees    338,811    273,910     648,153    530,344
 Gains on sales of loans, net         62,870     27,090     104,740     46,234
 Other                                28,993     22,516      55,112     45,874
                                   ---------  ---------   ---------  ---------
  Total noninterest income         1,053,668    849,593   2,012,253  1,686,549
                                   ---------  ---------   ---------  ---------

Noninterest expense:
 Salaries and benefits             1,588,356  1,474,647   3,233,521  2,902,243
 Data processing and ATM network     313,249    260,321     607,276    524,400
 Occupancy, net                      246,205    196,892     488,247    385,317
 Furniture and equipment             106,039     87,049     207,679    174,827
 Credit card processing              385,335    342,149     772,659    665,096
 Professional fees                    98,206    101,695     219,063    188,772
 Printing, stationery & supplies      61,947     67,742     119,433    126,122
 Marketing and advertising            65,645     87,777     121,005    155,585
 Other                               360,127    310,464     719,310    624,750
                                   ---------  ---------   ---------  ---------
  Total noninterest expense        3,225,109  2,928,736   6,488,193  5,747,112
                                   ---------  ---------   ---------  ---------

Income before income taxes         2,021,135  1,717,441   3,833,172  3,384,188
Income taxes                         717,574    606,291   1,356,333  1,208,241
                                   ---------  ---------   ---------  ---------
Net income                        $1,303,561 $1,111,150  $2,476,839 $2,175,947
                                   =========  =========   =========  =========

                                        -3-


Basic earnings per common share   $     .220       .188  $     .418 $     .368

Diluted earnings per common share $     .220 $     .188  $     .418 $     .368

Dividends per share               $     .062 $     .051  $     .120 $     .100

Basic weighted average number
 of shares                         5,931,980  5,904,574   5,923,259  5,911,002

Diluted weighted average number
 of shares                         5,941,590  5,904,574   5,926,073  5,911,002

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                                 COMMUNITY BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                      (Unaudited)


                                   Three months ended     Six months ended
                                        June 30,              June 30,
                                     2001       2000        2001       2000
                                   ---------  ---------   ---------  ---------
Net income                        $1,303,561 $1,111,150  $2,476,839 $2,175,947
Other comprehensive income:
  Unrealized securities gains
   (losses) arising during period    115,765    (90,541)    769,362   (442,536)
  Income tax (expense) benefit on
    securities gains (losses)
    arising during period            (47,384)    37,058    (314,901)   181,130
                                   ---------  ---------   ---------  ---------
  Net unrealized securities gains
   (losses) arising during period     68,381    (53,483)    454,461   (261,406)

  Less:  reclassification
   adjustment for securities
   (gains) losses included in
   income                                 --         --          --         --
  Income tax expense (benefit) on
   securities (gains) losses
   included in income                     --         --          --         --
                                   ---------  ---------   ---------  ---------
  Net reclassification adjustments
   for securities (gains) losses
   included in net income                 --         --          --         --
                                   ---------  ---------   ---------  ---------
Other comprehensive income (loss)     68,381    (53,483)    454,461   (261,406)
                                   ---------  ---------   ---------  ---------
Comprehensive income              $1,371,942 $1,057,667  $2,931,300 $1,914,541
                                   =========  =========   =========  =========

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                                 COMMUNITY BANCORP, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                      Six months ended
                                                          June 30,
                                                  ------------------------
                                                    2001           2000
                                                  ---------      ---------
Cash flows from operating activities:
  Net income                                    $ 2,476,839    $ 2,175,947
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      (Increase) in mortgage loans held for sale   (785,218)      (856,338)
      Depreciation and amortization                 499,800        454,774
      Amortization of investment securities
        discounts and premiums, net                  23,354         20,644
      Increase in other liabilities                  19,875        210,824
      (Decrease) in taxes payable                   (78,639)       (27,235)
      (Decrease) in interest payable                (28,941)       (46,023)
      Decrease (increase) in other assets           132,801         (5,171)
      Decrease (increase) in interest receivable    160,724       (115,762)
                                                  ---------      ---------
         Total adjustments                          (56,244)      (364,287)
                                                  ---------      ---------
Net cash provided by operating activities         2,420,595      1,811,660
                                                  ---------      ---------
Cash flows from investing activities:
  Maturities and principal repayments of
    securities available for sale                 9,912,475      3,355,854
  Maturities and principal repayments of
    securities held to maturity                  33,569,840      5,684,226
  Purchases of securities available for sale    (16,010,671)    (4,036,512)
  Purchases of securities held to maturity      (30,887,250)    (4,080,113)
  Net change in federal funds sold                  203,892    (22,966,564)
  Net change in loans and other real estate
    owned                                        (3,531,282)    (4,316,624)
  Acquisition of property, plant and equipment     (688,047)      (524,095)
                                                  ---------     ----------
Net cash used in investing activities            (7,431,043)   (26,883,828)
                                                  ---------     ----------
Cash flows from financing activities:
  Net change in deposits                         11,282,934     14,083,725
  Net change in repurchase agreements            (3,010,237)    12,633,975
  Purchase of treasury stock                             --       (327,132)
  Sale of treasury stock                            235,485        231,720
  Dividends paid                                   (674,238)      (571,456)
                                                  ---------     ----------
Net cash provided by financing activities         7,833,944     26,050,832
                                                  ---------     ----------
Net increase in cash and due from banks           2,823,496        978,664
                                                  ---------     ----------
Cash and due from banks at beginning
  of period                                      16,472,547     21,010,959
                                                 ----------     ----------
Cash and due from banks at end of period        $19,296,043    $21,989,623
                                                 ==========     ==========

The accompanying notes are an integral part of these financial statements.



Supplemental disclosures:

  1. Cash paid for interest was $4,792,541 and $4,316,440 for the six months ended June 30, 2001 and 2000, respectively.


  2. Cash paid for income taxes was $1,434,972 and $1,435,276 for the six months ended June 30 2001 and 2000, respectively.

                                 COMMUNITY BANCORP, INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     June 30, 2001
_____________________________________________________________________________

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 2000.

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

A reconciliation between basic and diluted earnings per share from continuing operations is as follows:


                                          Three Months Ended
                                  ---------------------------------
                                  June 30, 2001       June 30, 2000
                                  -------------       -------------
Net Earnings                    $   1,303,561      $    1,111,150
Basic EPS:
     Basic Common Shares            5,931,980	        5,904,574

     Basic EPS                  $        .220      $         .188

Diluted EPS:
     Basic common shares            5,931,980	        5,904,574
     Plus: Impact of Stock Options      5,494               -

     Diluted commons shares         5,937,474           5,904,574

     Diluted EPS                $         220      $         .188

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

4.  OPERATING SEGMENTS

    The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. The adoption of SFAS No. 131 did not have any material effect on the Company's primary financial statements or results of operations.

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

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. The consolidation adjustments reflect certain eliminations of intersegment revenue, cash and investments in the subsidiary. Reportable segment-specific information, and the reconciliation to consolidated financial information, are as follows:

                                                    Adjustments
                          Community                     and
                           Banking        Other     Eliminations  Consolidated
                         -----------   ----------   ------------  ------------

June 30, 2001
Investment securities   $146,713,338  $       --  $        --   $146,713,338
Net loans                176,809,066          --           --    176,809,066
Total assets             385,870,852          --           --    385,870,852

Total interest income     13,072,712       6,245       (6,245)    13,072,712
Total interest expense     4,769,825          --       (6,225)     4,763,600
Net interest income        8,302,887          --        6,225      8,309,112
Net income              $  2,474,833  $2,476,839  $(2,474,833)  $  2,476,839
_____________________________________________________________________________


                                                    Adjustments
                          Community                     and
                           Banking        Other     Eliminations  Consolidated
                         -----------   ----------   ------------  ------------
June 30, 2000
Investment securities   $126,646,445  $       --  $        --   $126,646,445
Net loans                166,868,076          --           --    166,868,076
Total assets             356,132,989          --           --    356,132,989

Total interest income     11,715,168       5,596       (5,596)    11,715,168
Total interest expense     4,276,013          --       (5,596)     4,270,417
Net interest income        7,439,155          --        5,596      7,444,751
Net income              $  2,173,041  $2,175,947  $(2,173,041)  $  2,175,947
_____________________________________________________________________________

5.  RECLASSIFICATIONS

Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period's presentation. The reclassifications have no effect on net income.

                       PART I - FINANCIAL INFORMATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

The Company recorded net income of $2,476,839 for the six months ended June 30, 2001, representing an increase of $300,892 or 13.8% over $2,175,947 for the same period in 2000. Basic earnings per share of $.418 for the current period represented an increase of $.050 from $.368 for the six months ended June 30, 2000.

The improvement in net income resulted primarily from an increase in net interest income and noninterest income, partially offset by increases in salaries and benefits, data processing and ATM network, occupancy, furniture and equipment, credit card processing, professional fees and other expense.

Deposits of $318,411,766 at June 30, 2001 increased by $11,282,934 or 3.7% from
$307,128,832 at December 31, 2000. The increase in deposits occurred in the interest-bearing categories.

Loans of $179,576,941 at June 30, 2001 increased by $3,547,676 or 2.0% from
$176,029,265 at December 31, 2000. This increase took place in the commercial and prime equity loan categories, partially offset by a decrease in residential real estate loans. Noncurrent loans (nonaccrual loans, troubled debt restructurings and loans 90 days or more past due but still accruing) totaled $610,699 and $560,295 at June 30, 2001 and December 31, 2000, respectively.

Assets of $385,870,852 at June 30, 2001 represented an $11,003,341 or 2.9%
increase from $374,867,511 at December 31, 2000.

                   Six months ended June 30, 2001 as Compared To
                         Six months ended June 30, 2000
                   ---------------------------------------------
Net Interest Income

Interest income for the six months ended June 30, 2001 was $13,072,712, representing an increase of $1,357,544 or 11.6% from $11,715,168 for the six months ended June 30, 2001, primarily due to higher average loan, Federal funds sold and securities balances, partially offset by lower average interest rates, in 2001. Interest expense was $4,763,600, representing an increase of $493,183 or 11.5% from $4,270,417 for the six months ended June 30, 2000, primarily due to higher average interest bearing deposit and repurchase agreement balances, partially offset by lower average interest rates, in 2001. Net interest income for the six months ended June 30, 2001 was $8,309,112, representing an increase of $864,361 or 11.6% from $7,444,751 for the six months ended June 30, 2000.

Noninterest Income and Expense

Noninterest income for the six months ended June 30, 2001 was $2,012,253, representing an increase of $325,704 or 19.3% from $1,686,549 for the six months ended June 30, 2000. This increase was primarily the result of increases in merchant credit card assessments, other charges, commissions and fees, and gains on sales of loans.

Noninterest expense for the six months ended June 30, 2001 of $6,488,193 was up $741,081 or 12.9% from $5,747,112 for the same period in 2000. This increase was primarily the result of increases in salaries and employee benefits, data processing and ATM network, occupancy, furniture and equipment, credit card processing, professional fees, and other expense, partially offset by reductions in printing, stationary and supplies and marketing and advertising.

Provision for Loan Losses

There was no provision for loan losses for the six months ended June 30, 2001 or 2000, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes

Income tax expense of $1,356,333 for the six months ended June 30, 2001 compared to $1,208,241 for the same period in 2000. The increase was the result of an increase in taxable income during the current period.

Net Income

Net income of $2,476,839 for the first six months of 2001 represented an increase of $300,892 or 13.8% from $2,175,947 recorded for the first six months of 2000. Basic earnings per share of $.418 for the current period represented an increase of $.05 from $.368 for the six months ended June 30, 2000.

                Three months ended June 30, 2001 as Compared To
                       Three months ended June 30, 2000
                -----------------------------------------------
Net Interest Income

Interest income for the three months ended June 30, 2001 was $6,482,372, representing an increase of $479,794 or 8.0% from $6,002,578 for the three months ended June 30, 2000, primarily due to higher average loan, fed funds sold and securities balances, partially offset by lower average interest rates, in 2001. Interest expense was $2,289,796, representing an increase of $83,802 or 3.8% from $2,205,994 for the three months ended June 30, 2000, primarily due to higher average interest bearing deposit and repurchase agreement balances, partially offset by lower average interest rates, in 2001. Net interest income for the three months ended June 30, 2001 was $4,192,576, representing an increase of $395,992 or 10.4% from $3,796,584 for the three months ended June 30, 2000.

Noninterest Income and Expense

Noninterest income for the three months ended June 30, 2001 was $1,053,668 representing an increase of $204,075 or 24.0% from $849,593 for the three months ended June 30, 2000. This increase was primarily the result of an increase in merchant credit card assessments, other charges, commissions and fees, and gains on sales of loans.

Noninterest expense for the three months ended June 30, 2001 of $3,225,109 was up $296,373 or 10.1% from $2,928,736 for the corresponding period in 2000. This increase was primarily the result of increases in salaries and benefits, data processing and ATM network, occupancy, credit card processing and other expense, partially offset by a decrease in printing, stationary and supplies, and marketing and advertising.

Provision for Loan Losses

There was no provision for loan losses for the three months ended June 30, 2001 or 2000, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes

Income tax expense of $717,574 for the three months ended June 30, 2001 compared to $606,291 for the corresponding period in 2000. The increase was the result of an increase in taxable income during the current period.

Net Income

Net income of $1,303,561 for the three months ended June 30, 2001 represented an increase of $192,411 or 17.3% from $1,111,150 recorded for the corresponding period in 2000. Earnings per share of $.220 for the current period represented an increase of $.032 from $.188 for the three months ended June 30,2000.

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

Securities

The Company's securities portfolio consists of obligations of the U.S. Government sponsored agencies, mortgage backed securities, obligations of various municipalities, and corporate bonds. Those assets are used in part to secure public deposits and as collateral for repurchase agreements. Total securities were $146,713,338 at June 30, 2001, representing an increase of $4,161,614 or 2.9% from $142,551,724 at December 31, 2000. Securities classified as available for sale were $56,911,389 and $50,110,202 at June 30, 2001 and December 31, 2000 respectively. There were no sales of securities during the six months ended June 30, 2001.

Liquidity and Capital Resources

The Company's primary sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities. Deposits are considered a relatively stable source of funds. At June 30, 2001 and 2000, deposits were $318,411,766 and $290,506,033, respectively. Management anticipates that deposits will grow moderately during the remainder of 2001.

As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations. At June 30, 2001, the Company's Tier 1 leverage capital ratio was 8.74%. Regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At June 30, 2001 the Company's Tier 1 and total risk-based capital ratios were 15.69% and 16.94%, respectively. The Bank is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.).

On June 19, 2001, the Company's Board of Directors declared a second quarter 2001 cash dividend of $.062 per share of common stock to shareholders of record at June 1, 2001, payable on July 13, 2001.

Asset/Liability Management

The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.

It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's positive one-year cumulative gap position at June 30, 2001, representing the excess of repricing assets versus repricing liabilities within a one year time frame, was 1.1% expressed as a percentage of total assets.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains, in addition to historical information, "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. When used in this and other Reports filed by the Company, the words "anticipate", "estimate", "expect", "objective", and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a variety of risks and uncertainties. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, risk factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statement include, but are not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures, adverse changes in asset quality, increased inflation, and adverse legislative or regulatory changes.

PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders was held on April 10, 2001. At that meeting, three (3) matters were put before the shareholders for vote. Proxies for the meeting were solicited, and a copy of the Proxy Statement dated March 13, 2001 is incorporated herein by reference and attached hereto as an exhibit. Such Proxy Statement provides a description of the matters put before the shareholders for vote and provides other information required under this Item 4.

The results of the voting were as follows:

1. To fix the number of Directors who shall constitute the full Board of Directors at eleven.

         Votes for:                4,297,815
         Votes against:                    0

2. To elect as Directors the four individuals listed as nominees in the Proxy Statement, who, together with the seven Directors whose terms of office did not expire at this meeting, constitute the full Board of Directors.

             Director              Votes For         Votes Against
             --------              ---------         -------------
         Horst Huehmer             4,290,815             7,000
         Donald R. Hughes, Jr.     4,290,815             7,000
         Mark Poplin               4,290,815             7,000
         David W. Webster          4,290,815             7,000

3.   To approve the 2001 Incentive Stock Option Plan For Key Employees.

         Votes for:                4,095,506
         Votes against:               55,358


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

     On June 19, 2001, the Company's Board of Directors declared a second quarter 2001 cash dividend of $.062 per share of common stock to shareholders of record at June 1, 2001, payable on July 13, 2001.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       99     Proxy Statement dated March 13, 2001

(b)  The Company did not file a Form 8-K during the quarter ended June
     30, 2001.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COMMUNITY BANCORP, INC.
                               -----------------------



Date:  August 6, 2001          By: /s/ James A. Langway
                                   --------------------------
                                   James A. Langway
                                   President & Chief Executive Officer
                                   Principal Executive Officer





Date:  August 6, 2001          By: /s/ Donald R. Hughes, Jr.
                                   --------------------------
                                   Donald R. Hughes, Jr.
                                   Treasurer and Clerk,
                                   Principal Financial Officer and
                                     Principal Accounting Officer

                                     EXHIBIT INDEX

  EXHIBIT                             DESCRIPTION

    99              Proxy Statement dated March 13, 2001