Form 10-Q
period 2001-09-30
COMMUNITY BANCORP INC /MA/
filed 2001-11-14
CIK 742170

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549



                                 FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001




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

                    Yes     X               No
                        --------              --------



                              Common Stock
                            $2.50 par value
                      5,940,606 shares outstanding
                       as of September 30, 2001


                        PART I - FINANCIAL INFORMATION

                          COMMUNITY BANCORP, INC.
Item 1.                 CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                 September 30,   December 31,
                                                     2001            2000
                                                ------------    ------------
ASSETS
------
Cash and due from banks                         $ 20,075,804    $ 16,472,547
Federal funds sold                                33,308,618      31,136,266
Securities available for sale, at market value    61,890,003      50,110,202
Securities held to maturity (market value
  $92,608,700 at 9/30/01 and $92,302,813
  at 12/31/00)                                    90,666,011      92,441,522
Mortgage loans held for sale                         293,396         295,742

Loans                                            182,942,693     176,029,265
Less allowance for possible loan losses            2,744,477       2,812,392
                                                ------------    ------------
       Total net loans                           180,198,216     173,216,873
                                                ------------    ------------
Premises and equipment, net                        6,237,196       6,234,641
Other assets, net                                  4,427,041       4,959,718
                                                ------------    ------------
                Total assets                    $397,096,285    $374,867,511
                                                ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
 Deposits
   Noninterest bearing                          $ 73,500,762    $ 75,969,408
   Interest bearing                              253,543,418     231,159,424
                                                ------------    ------------
       Total deposits                            327,044,180     307,128,832
                                                ------------    ------------
 Federal funds purchased and securities
   sold under repurchase agreements               31,356,591      33,463,166
 Other liabilities                                 2,981,376       2,460,642
                                                ------------    ------------
            Total liabilities                    361,382,147     343,052,640
                                                ------------    ------------
Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 12,000,000
   shares authorized, 6,398,436 shares issued,
   5,940,606 shares outstanding, (5,914,441
   shares outstanding at 12/31/00)                15,996,090      15,996,090
 Surplus                                             219,120         101,378
 Undivided profits                                20,832,947      18,052,893
 Treasury stock, at cost, 457,830 shares,
   (483,995 shares at 12/31/00)                   (2,297,019)     (2,414,762)
 Accumulated other comprehensive income              963,000          79,272
                                                ------------    ------------
            Total stockholders' equity            37,714,138      31,814,871
                                                ------------    ------------
                Total liabilities and
                    stockholders' equity        $397,096,285    $374,867,511
                                                ============    ============

The accompanying notes are an integral part of these unaudited, consolidated financial statements



                           COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                    Three months ended     Nine months ended
                                       September 30,         September 30,
                                  ---------------------  ---------------------
                                     2001      2000         2001       2000
                                  ---------- ----------  ---------  ----------
Interest income:
 Interest and fees on loans       $3,907,472 $4,006,894 $11,900,663$11,377,812
 Interest and div. on securities:
  Taxable interest                 1,745,168  1,769,880   5,484,599  5,230,079
  Nontaxable interest                232,040    148,701     640,885    442,673
  Dividends                           98,686     22,741     218,825     64,079
 Interest on federal funds sold      338,310    538,837   1,149,416  1,087,578
                                   ---------  ---------  ---------- ----------
   Total interest income           6,321,676  6,487,053  19,394,388 18,202,221
                                   ---------  ---------  ---------- ----------

Interest expense:
 Deposits                          1,821,468  1,994,128   5,808,359  5,530,052
 Short term borrowings               298,523    465,709   1,075,232  1,200,202
                                   ---------  ---------   ---------  ---------
  Total interest expense           2,119,991  2,459,837   6,883,591  6,730,254
                                   ---------  ---------   ---------  ---------

Net interest income                4,201,685  4,027,216  12,510,797 11,471,967
                                   ---------  ---------  ---------- ----------
Provision for loan losses                 --         --          --         --
                                   ---------  ---------  ---------- ----------
Net interest income after
 provision for loan losses         4,201,685  4,027,216  12,510,797 11,471,967
                                   ---------  ---------  ---------- ----------

Noninterest income:
 Merchant credit card assessments    469,183    381,757   1,359,549  1,134,551
 Service charges                     154,155    167,858     468,037    479,161
 Other charges, commissions, fees    321,277    263,392     969,430    793,736
 Gains on sales of loans, net         48,703     19,962     153,443     66,196
 Other                                25,683     22,978      80,795     68,852
                                   ---------  ---------   ---------  ---------
  Total noninterest income         1,019,001    855,947   3,031,254  2,542,496
                                   ---------  ---------   ---------  ---------

Noninterest expense:
 Salaries and benefits             1,447,677  1,556,912   4,681,198  4,459,155
 Data processing and ATM network     301,060    287,446     908,336    811,846
 Occupancy, net                      228,333    215,405     716,580    600,722
 Furniture and equipment             101,248     96,431     308,927    295,247
 Credit card processing              417,212    340,904   1,189,871  1,006,000
 Professional fees                   139,111    108,020     358,174    296,792
 Printing, stationery & supplies      61,117     54,695     180,550    180,817
 Marketing and advertising            34,853     56,537     155,858    212,122
 Other                               348,851    316,642   1,068,161    917,403
                                   ---------  ---------   ---------  ---------
  Total noninterest expense        3,079,462  3,032,992   9,567,655  8,780,104
                                   ---------  ---------   ---------  ---------

Income before income taxes         2,141,224  1,850,171   5,974,396  5,234,359
Income taxes                         734,574    662,949   2,090,907  1,871,190
                                   ---------  ---------   ---------  ---------
Net income                        $1,406,650 $1,187,222  $3,883,489 $3,363,169
                                   =========  =========   =========  =========


Basic earnings per common share   $     .236 $     .201  $     .655 $     .569

Diluted earnings per common share $     .236 $     .201  $     .655 $     .569

Dividends per share               $     .066 $     .053  $     .186 $     .153

Basic weighted average number
 of shares                         5,940,606  5,914,441   5,929,105  5,912,157

Diluted weighted average number
 of shares                         5,948,455  5,914,441   5,932,877  5,912,157

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                           COMMUNITY BANCORP, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Unaudited)
                                    Three months ended      Nine months ended
                                       September 30,          September 30,
                                  ---------------------  ---------------------
                                      2001      2000        2001       2000
                                  ---------- ----------  ---------- ----------
Net income                        $1,406,650 $1,187,222  $3,883,489 $3,363,169
Other comprehensive income:
  Unrealized securities gains
   (losses) arising during period    726,708    217,003   1,496,069   (225,234)
  Income tax (expense) benefit on
    securities gains (losses)
    arising during period           (297,441)   (88,820)   (612,341)    92,011
                                     -------    --------    -------   --------
  Net unrealized securities gains
   (losses) arising during period    429,267    128,183     883,728   (133,223)

  Less:  reclassification
   adjustment for securities
   (gains) losses included in
   income                                 --         --          --         --
  Income tax expense (benefit) on
   securities (gains) losses
   included in income                     --         --          --         --
                                     --------   --------    --------    -------
  Net reclassification adjustments
   for securities (gains) losses
   included in net income                 --         --          --         --
                                     --------   --------    --------   --------

Other comprehensive income (loss)    429,267    128,183     883,728   (133,223)
                                  ---------- ----------  ---------- ----------
Comprehensive income              $1,835,917 $1,315,405  $4,767,217 $3,229,946
                                  ========== ==========  ========== ==========

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                            COMMUNITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                     Nine months ended
                                                       September 30,
                                                --------------------------
                                                    2001           2000
                                                -----------    -----------
Cash flows from operating activities:
  Net income                                    $ 3,883,489    $ 3,363,169
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Decrease (increase) in mortgage loans held
        For sale                                      2,346       (209,899)
      Depreciation and amortization                 758,446        700,471
      Amortization of investment securities
        discounts and premiums, net                  52,459         40,519
     (Decrease) increase in other liabilities      (114,516)       585,962
      Increase in taxes payable                      20,540         92,707
     (Decrease) increase in interest payable        (29,132)        14,023
      Decrease (increase) in other assets           254,603       (731,952)
      Decrease (increase) in interest receivable    228,074       (167,717)
                                                 ----------     ----------
         Total adjustments                        1,172,820        324,114
                                                 ----------     ----------
Net cash provided by operating activities         5,056,309      3,687,283
                                                 ----------     ----------
Cash flows from investing activities:
  Maturities and principal repayments of
    securities available for sale                15,732,486      4,713,436
  Maturities and principal repayments of
    securities held to maturity                  45,204,565     10,221,672
  Purchases of securities available for sale    (26,070,269)   (13,160,212)
  Purchases of securities held to maturity      (43,427,461)    (5,364,030)
  Net change in federal funds sold               (2,172,352)   (36,724,309)
  Net change in loans and other real estate
    owned                                        (6,960,722)   (10,330,854)
  Acquisition of property, plant and equipment     (761,002)      (626,731)
                                                 ----------     ----------
Net cash used in investing activities           (18,454,755)   (51,271,028)
                                                 ----------     ----------
Cash flows from financing activities:
  Net change in deposits                         19,915,348     33,081,308
  Net change in repurchase agreements            (2,106,575)     8,433,247
  Purchase of treasury stock                             --       (327,132)
  Sale of treasury stock                            235,485        231,720
  Dividends paid                                 (1,042,555)      (873,092)
                                                 ----------     ----------
Net cash provided by financing activities        17,001,703     40,546,051
                                                 ----------     ----------
Net increase(decrease)in cash and due from banks  3,603,257     (7,037,694)
                                                 ----------     ----------
Cash and due from banks at beginning
  of period                                      16,472,547     21,010,959
                                                 ----------     ----------
Cash and due from banks at end of period        $20,075,804    $13,973,265
                                                 ==========     ==========

The accompanying notes are an integral part of these unaudited, consolidated financial statements.



Supplemental disclosures:

  1. Cash paid for interest was $6,912,713 and $6,716,231 for the nine months ended September 30, 2001 and 2000, respectively.


  2. Cash paid for income taxes was $2,070,367 and $1,778,483 for the nine months ended September 30, 2001 and 2000, respectively.

                           COMMUNITY BANCORP, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
_____________________________________________________________________________

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

A reconciliation between basic and diluted earnings per share from continuing operations is as follows:

                                                  Three Months Ended
                                        --------------------------------------
                                        September 30, 2001  September 30, 2001
                                        ------------------  ------------------
Net earnings                               $ 1,406,650         $ 1,187,222
Basic EPS:
     Basic common shares                     5,940,606           5,914,441
     Basic EPS                             $      .236         $      .201


Diluted EPS:
     Basic common shares                     5,940,606           5,914,441
     Plus: impact of stock options               7,849                  --

Diluted common shares                        5,948,455           5,914,441

Diluted EPS                                $      .236         $      .201


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

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. The consolidation adjustments reflect certain eliminations of intersegment revenue, cash and investments in the subsidiary. Reportable segment-specific information, and the reconciliation to consolidated financial information, are as follows:

                                                    Adjustments
                          Community                     and
                           Banking        Other     Eliminations  Consolidated
                         -----------   -----------  ------------  ------------
September 30, 2001
Investment securities   $152,556,014   $      --   $       --    $152,556,014
Net loans                180,198,216          --           --     180,198,216
Total assets             397,096,285          --           --     397,096,285

Total interest income     19,394,388        9,749       (9,749)    19,394,388
Total interest expense     6,893,329          --        (9,738)     6,883,591
Net interest income       12,501,059          --         9,738     12,510,797
Net income              $  3,879,030   $3,883,489  $(3,879,030)  $  3,883,489
_____________________________________________________________________________




                                                    Adjustments
                          Community                     and
                           Banking        Other     Eliminations  Consolidated
                         -----------   -----------  ------------  ------------
September 30, 2000
Investment securities   $131,356,164   $       --   $        --   $131,556,164
Net loans                171,689,637           --            --    171,689,637
Total assets             372,495,095           --            --    372,495,095

Total interest income     18,202,221        8,430        (8,430)    18,202,221
Total interest expense     6,738,715           --        (8,461)     6,730,254
Net interest income       11,463,506           --         8,461     11,471,967
Net income              $  3,359,344   $3,363,169   $(3,359,344)  $  3,363,169
______________________________________________________________________________


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

                       PART I - FINANCIAL INFORMATION
                       ------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

The Company recorded net income of $3,883,489 for the nine months ended September 30, 2001, representing an increase of $520,320 or 15.5% over $3,363,169 for the same period in 2000. Basic earnings per share of $.655 for the current period represented an increase of $.086 from $.569 for the nine months ended September 30, 2000.

The improvement in net income resulted primarily from an increase in net interest income and noninterest income, partially offset by increases in salaries and benefits, data processing and ATM network, occupancy, furniture and equipment, credit card processing, professional fees and other expense.

Deposits of $327,044,180 at September 30, 2001 increased by $19,915,348 or 6.5% from $307,128,832 at December 31, 2000. The increase in deposits occurred in the interest-bearing categories.

Loans of $182,942,693 at September 30, 2001 increased by $6,913,428 or 3.9%
from $176,029,265 at December 31, 2000. This increase took place in the commercial and installment loan categories, partially offset by a decrease in home equity loans. Noncurrent loans (nonaccrual loans, troubled debt restructurings and loans 90 days or more past due but still accruing) totaled $358,318 and $560,295 at September 30, 2001 and December 31, 2000,
respectively.

Assets of $397,096,285 at September 30, 2001 represented an $22,228,774 or 5.9% increase from $374,867,511 at December 31, 2000.

                  Nine months ended September 30, 2001 as Compared To
                         Nine months ended September 30, 2000
                         ------------------------------------
Net Interest Income
-------------------
Interest income for the nine months ended September 30, 2001 was $19,394,388, representing an increase of $1,192,167 or 6.5% from $18,202,221 for the nine months ended September 30, 2000, primarily due to higher average loan, Federal funds sold and securities balances, partially offset by lower average interest rates in 2001. Interest expense was $6,883,591, representing an increase of $153,337 or 2.3% from $6,730,254 for the nine months ended September 30, 2000, primarily due to higher average interest bearing deposit and repurchase agreement balances, partially offset by lower average interest rates in 2001. Net interest income for the nine months ended September 30, 2001 was $12,510,797, representing an increase of $1,038,830 or 9.1% from $11,471,967 for the nine months ended September 30, 2000.

Noninterest Income and Expense
------------------------------
Noninterest income for the nine months ended September 30, 2001 was $3,031,254, representing an increase of $488,758 or 19.2% from $2,542,496 for the nine months ended September 30, 2000. This increase was primarily the result of increases in merchant credit card assessments, other charges, commissions and fees, and gains on sales of loans.

Noninterest expense for the nine months ended September 30, 2001 of $9,567,655 was up $787,551 or 9.0% from $8,780,104 for the same period in 2000. This increase was primarily the result of increases in salaries and employee benefits, data processing and ATM network, furniture and equipment, credit card processing, professional fees, and other expense, partially offset by a reduction in marketing and advertising.

Provision for Loan Losses
-------------------------
There was no provision for loan losses for the nine months ended September 30, 2001 or 2000, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes
------------
Income tax expense of $2,090,907 for the nine months ended September 30, 2001 compared to $1,871,190 for the same period in 2000. The increase was the result of an increase in taxable income during the current period.

Net Income
----------
Net income of $3,883,489 for the first nine months of 2001 represented an increase of $520,320 or 15.5% from $3,363,169 recorded for the first nine months of 2000. Basic earnings per share of $.655 for the current period represented an increase of $.086 from $.569 for the nine months ended September 30, 2000.

                Three months ended September 30, 2001 as Compared To
                       Three months ended September 30, 2000
                       -------------------------------------
Net Interest Income
-------------------
Interest income for the three months ended September 30, 2001 was $6,321,676, representing an decrease of $165,377 or 2.5% from $6,487,053 for the three months ended September 30, 2000, primarily due to lower average interest rates, partially offset by higher average loan, federal funds sold and securities balances, in 2001. Interest expense was $2,119,991, representing a decrease of $339,846 or 13.8% from $2,459,837 for the three months ended September 30, 2000, primarily due to lower average interest rates, partially offset by higher average interest bearing deposit and repurchase agreement balances, in 2001. Net interest income for the three months ended September 30, 2001 was $4,201,685, representing an increase of $174,469 or 4.3% from $4,027,216 for the three months ended September 30, 2000.

Noninterest Income and Expense
------------------------------
Noninterest income for the three months ended September 30, 2001 was $1,019,001 representing an increase of $163,054 or 19.0% from $855,947 for the three months ended September 30, 2000. This increase was primarily the result of an increase in merchant credit card assessments, other charges, commissions and fees, and gains on sales of loans.

Noninterest expense for the three months ended September 30, 2001 of $3,079,462 was up $46,470 or 1.5% from $3,032,992 for the corresponding period in 2000. This increase was primarily the result of increases in data processing and ATM network, occupancy, credit card processing, professional fees and other expense, partially offset by decreases in salaries and benefits, and marketing and advertising.

Provision for Loan Losses
-------------------------
There was no provision for loan losses for the three months ended September 30, 2001 or 2000, reflecting management's continuing evaluation of the adequacy of the allowance for loan losses and its belief that the allowance is adequate.

Income Taxes
------------
Income tax expense of $734,574 for the three months ended September 30, 2001 compared to $662,949 for the corresponding period in 2000. The increase was the result of an increase in taxable income during the current period.

Net Income
----------
Net income of $1,406,650 for the three months ended September 30, 2001 represented an increase of $219,428 or 18.5% from $1,187,222 recorded for the corresponding period in 2000. Earnings per share of $.236 for the current period represented an increase of $.035 from $.201 for the three months ended September 30,2000.

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

Securities
----------
The Company's securities portfolio consists of obligations of the U.S. Government sponsored agencies, mortgage backed securities, obligations of various municipalities, and corporate bonds. Those assets are used in part to secure public deposits and as collateral for repurchase agreements. Total securities were $152,556,014 at September 30, 2001, representing an increase of $10,004,290 or 7.0% from $142,551,724 at December 31, 2000. Securities classified as available for sale were $61,890,003 and $50,110,202 at September 30, 2001 and December 31, 2000 respectively. There were no sales of securities during the six months ended September 30, 2001.

Liquidity and Capital Resources
-------------------------------
The Company's primary sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities. Deposits are considered a relatively stable source of funds. At September 30, 2001 and 2000, deposits were $327,044,180 and $309,503,616, respectively. Management anticipates that deposits will grow moderately during the remainder of 2001.

As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations. At September 30, 2001, the Company's Tier 1 leverage capital ratio was 8.75%. Regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At September 30, 2001 the Company's Tier 1 and total risk-based capital ratios were 15.83% and 17.08%, respectively. The Bank is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.).

On September 20, 2001, the Company's Board of Directors declared a third quarter 2001 cash dividend of $.066 per share of common stock to shareholders of record at September 1, 2001, payable on October 15, 2001.

Asset/Liability Management
--------------------------
The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.

It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's negative one-year cumulative gap position at September 30, 2001, representing the excess of repricing liabilities versus repricing assets within a one year time frame, was 2.6% expressed as a percentage of total assets.

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

                          PART II - OTHER INFORMATION
                          ---------------------------

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

     On September 18, 2001, the Company's Board of Directors declared a third quarter 2001 cash dividend of $.066 per share of common stock to shareholders of record at September 1, 2001, payable on October 15, 2001.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) The Company did not file a Form 8-K during the quarter ended September 30, 2001.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COMMUNITY BANCORP, INC.




Date:  November 1, 2001       By:  /s/ James A. Langway
                                   __________________________
                                   James A. Langway
                                   President & Chief Executive Officer
                                   Principal Executive Officer





Date:  November 1, 2001       By:  /s/ Donald R. Hughes, Jr.
                                   __________________________
                                   Donald R. Hughes, Jr.
                                   Treasurer and Clerk,
                                   Principal Financial Officer and
                                     Principal Accounting Officer