Form 10-K405
period 2001-12-31
COMMUNITY BANCORP INC /MA/
filed 2002-03-25
CIK 742170

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 2002 was $47,813,292.


The total number of shares of common stock outstanding at March 15, 2002 was 5,940,606.


                        Documents Incorporated By Reference

Parts II, III and IV incorporate information by reference from the Annual Report to shareholders for the year ended December 31, 2001.

                  CAUTIONARY STATEMENT FOR PURPOSES OF THE
              PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report of Community Bancorp, Inc. (the "Company") on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains, in addition to historic factual information, "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. When used in this and other Reports filed by the Company, the words "anticipate", "estimate", "expect", "objective", and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a variety of risks and uncertainties. The Company wishes to caution readers that the following important factors, among others, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company herein:

   1. The effect of changes in laws and regulations, including federal and state banking laws and regulations with which the Company its subsidiary, Community National Bank (the "Bank"), must comply;

   2. The effect of changes in accounting policies and practices, as may be adopted by regulatory agencies as well as by the Financial Accounting Standards Board ("FASB") or the Securities and Exchange Commission ("SEC");

   3. The effect on the Company's competitive position within its market area of increasing consolidation within the banking industry, and increasing competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services;

   4.  The effect of unforeseen changes in interest rates; and

   5. The effect of changes in the business cycle and in the New England and national economies.

                              TABLE OF CONTENTS

                                                                        Page #
                                                                        ------
PART I
------

Item 1.        Business                                                    1
Item 2.        Properties                                                 14
Item 3.        Legal Proceedings                                          14
Item 4.        Submissions of Matters to a Vote of Security Holders       14


PART II
-------

Item 5.        Market for Registrant's Common Equity and Related
                   Stockholder Matters                                    15
Item 6.        Selected Financial Data                                    15
Item 7.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    16
Item 7A.       Quantitative and Qualitative Disclosures About
                   Market Risk                                            19
Item 8.        Consolidated Financial Statements and Supplementary Data   19
Item 9.        Changes in and Disagreements With Accountants On
                   Accounting and Financial Disclosure                    19


PART III
--------

Item 10.       Directors and Executive Officers                           20
Item 11.       Executive Compensation                                     22
Item 12.       Security Ownership of Certain Beneficial Owners
                   and Management                                         26
Item 13.       Certain Relationships and Related Transactions             28


PART IV
-------

Item 14.       Exhibits and Financial Statements                          29
               Exhibit Index                                              30
               Consent of Independent Public Accountants                  32
               Subsidiaries of Company                                    33
               Letter to Commission Pursuant to Temporary Note 3T         34

SIGNATURES                                                                35

SUPPLEMENTAL INFORMATION                                                  36

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

In the last five years the Bank derived its operating income from the following sources:


                                             % of Operating Income
                                        --------------------------------
                                        2001   2000   1999   1998   1997
                                        ----   ----   ----   ----   ----
Interest and fees on loans               53%    55%    56%    55%    60%
Interest and dividends on
  securities and federal funds sold      33     33     31     31     28
Charges, fees and other sources          14     12     13     14     12
                                        ---    ---    ---    ---    ---
                                        100%   100%   100%   100%   100%
                                        ===    ===    ===    ===    ===


Competition

The Bank generally concentrates its activities within a 20 mile radius of Hudson, Massachusetts and currently operates full service branch offices in Hudson, Acton, Boxborough, Concord, Framingham, Marlborough, Stow and Sudbury, Massachusetts. These communities are generally characterized by a growing residential population and moderate to high household income. In addition to its main office, the Bank also operates a full service branch office and a consumer lending office in the Town of Hudson. The Bank also operates two remote ATM facilities in Hudson and Marlborough.

The banking business in the Bank's market area is highly competitive. The Bank competes actively with other banks, as well as with other financial institutions engaged in the business of accepting deposits or making loans, such as savings and loan associations, savings banks and finance companies. In the Bank's general market area there are approximately 2 national banks, 2 Massachusetts trust companies, 7 savings banks, 2 cooperative banks and 8 credit unions.
Since several of the competing institutions are significantly larger than the Bank in assets and deposits, the Bank strongly emphasizes a personal approach to service while utilizing the latest in technology in order to meet and surpass the vigorous competition. The Bank also faces competition from numerous other banks, both locally and nation-wide, which utilize the Internet to solicit and service customers. The 1999 passing by Congress of the Gramm-Leach-Bliley Act, which eliminates previous barriers to combinations of banking organizations with insurance companies and securities firms, could result in significant changes taking place within the various financial services industries. Certain provisions of the Act were effective upon enactment, while others become effective over time. The Company continues to monitor developments resulting from the passage of this legislation and the evolution of the financial services industry.

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

Regulation of the Bank

The Bank is a national banking association chartered under the National Bank Act. As such, it is subject to the supervision of the Comptroller of the Currency and is examined by his office. In addition, it is subject to examination by the Federal Reserve Board, by reason of its membership in the Federal Reserve System, and by the Federal Deposit Insurance Corporation, by reason of the insurance of its deposits by such corporation. Areas in which the Bank is subject to regulation by federal authorities include reserves, loans, investments, trust services, sales of investment securities, participation in mergers and consolidations, compliance with applicable laws and regulations, and certain transactions with or in the stock of the Company.

Employees

The Company and the Bank employ 126 full-time equivalent employees.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The following tables present the condensed average balance sheets and the components of net interest differential for the three years ended December 31, 2001, 2000 and 1999. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a taxable equivalent basis.

                                                   2001
                                  ------------------------------------
                                     Average       Interest     Yield/
ASSETS                               Balance       Inc./Exp.     Rate
                                  ------------   -----------    ------
Federal funds sold                $ 34,506,868   $ 1,304,577     3.78%
Deposits with banks                    432,486        14,931     3.45%
Securities:
  Taxable                          123,415,782     7,325,117     5.94%
  Non-taxable (1)                   18,297,661     1,343,057     7.34%
  Preferred stock                    4,613,191       306,282     6.64%
Total loans and leases (1)(2)      180,532,900    15,770,587     8.74%
                                   -----------    ----------     ----
      Total earning assets         361,798,888    26,064,551     7.20%
                                                  ----------
Reserve for loan losses             (2,773,133)
Other non interest-
  bearing assets                    26,559,111
                                   -----------
Total average assets              $385,584,868
                                   ===========

LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest-bearing deposits:
  Savings, money market and NOW   $142,606,069   $ 2,248,630     1.58%
  Time deposits                     97,451,773     5,104,998     5.24%
  Repurchase agreements             37,165,229     1,275,081     3.43%
  Borrowed funds                       219,178         5,435     2.48%
                                   -----------     ---------     ----
    Total interest-bearing
       liabilities                 277,442,249     8,634,144     3.11%
                                                   ---------
Non interest-bearing deposits       70,876,944
Other non interest-bearing
  liabilities                        2,753,995
Stockholders' equity                34,511,678
                                   -----------
Total average liabilities
  and stockholders' equity        $385,584,866
                                   ===========

Net interest income                              $17,430,407
                                                  ==========
Net yield on interest
  earning assets                                                 4.82%
                                                                 ====

(1) Interest income and yield are stated on a fully taxable-equivalent basis. The total amount of adjustment is $556,715. A federal tax rate of 34% was used in performing this calculation.

(2) The average balances of non-accruing loans and loans held for sale are included in the loan balance.


Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (Continued)


                                                    2000
                                  ------------------------------------
                                     Average       Interest     Yield/
ASSETS                               Balance       Inc./Exp.     Rate
                                  ------------   -----------    ------
Federal funds sold                $ 26,890,957   $ 1,696,050     6.31%
Securities:
  Taxable                          114,423,018     7,187,807     6.28%
  Non-taxable (1)                   13,137,948       911,054     6.93%
Total loans and leases (1)(2)      169,014,121    15,485,363     9.16%
                                   -----------    ----------     ----
      Total earning assets         323,466,044    25,280,274     7.82%
                                                  ----------
Reserve for loan losses             (2,914,363)
Other non interest-
  bearing assets                    27,322,739
                                   -----------
Total average assets              $347,874,420
                                   ===========

LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest-bearing deposits:
  Savings, money market and NOW   $133,044,768   $ 3,163,311     2.38%
  Time deposits                     84,386,262     4,497,957     5.33%
  Repurchase agreements             32,246,526     1,693,324     5.25%
                                   -----------     ---------     ----
    Total interest-bearing
       liabilities                 249,677,556     9,354,592     3.75%
                                                   ---------
Non interest-bearing deposits       66,238,341
Other non interest-bearing
  liabilities                        2,117,075
Stockholders' equity                29,841,448
                                   -----------
Total average liabilities
  and stockholders' equity        $347,874,420
                                   ===========

Net interest income                              $15,925,682
                                                  ==========
Net yield on interest
  earning assets                                                 4.92%
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


Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (Continued)


                                                   1999
                                  ------------------------------------
                                     Average       Interest     Yield/
ASSETS                               Balance       Inc./Exp.     Rate
                                  ------------   -----------    ------
Federal funds sold                $ 16,626,364   $   824,531     4.96%
Securities:
  Taxable                          107,354,336     6,502,696     6.06%
  Non-taxable (1)                   11,870,957       821,184     6.92%
Total loans and leases (1)(2)      154,304,452    13,994,518     9.07%
                                   -----------    ----------     ----
      Total earning assets         290,156,109    22,142,929     7.63%
                                                  ----------
Reserve for loan losses             (3,022,301)
Other non interest-
  bearing assets                    27,133,289
                                   -----------
Total average assets              $314,267,097
                                   ===========

LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest-bearing deposits:
  Savings, money market and NOW   $112,910,766   $ 2,238,683     1.98%
  Time deposits                     88,705,026     4,563,234     5.14%
  Repurchase agreements             24,461,823     1,027,751     4.20%
                                   -----------     ---------     ----
    Total interest-bearing
       liabilities                 226,077,615     7,829,668     3.46%
                                                   ---------
Non interest-bearing deposits       59,254,021
Other non interest-bearing
  liabilities                        1,838,508
Stockholders' equity                27,096,953
                                   -----------
Total average liabilities
  and stockholders' equity        $314,267,097
                                   ===========

Net interest income                              $14,313,261
                                                  ==========
Net yield on interest
  earning assets                                                 4.93%
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


                                           2001 as compared to 2000
                                              Due to a change in:
                                   --------------------------------------
                                      Volume         Rate          Total
                                   ----------    ----------    ----------
Interest income from:
  Federal funds sold               $  288,868    $ (680,341)   $ (391,473)
  Deposits with banks                  14,931            --        14,931
  Securities:
    Taxable                           526,349      (389,039)      137,310
    Non-taxable                       378,137        53,866       432,003
    Preferred stock                   306,282            --       306,282
  Loans & leases                      995,083      (709,859)      285,224
                                    ---------     ---------     ---------
Total                               2,509,650    (1,725,373)      784,277
                                    ---------     ---------     ---------
Interest expense on:
  Interest-bearing deposits:
    Savings, money market and NOW     149,677    (1,064,358)     (914,681)
    Time deposits                     682,989       (75,948)      607,041
    Repurchase agreements             168,644      (586,887)     (418,243)
    Borrowed funds                      5,435            --         5,435
                                    ---------     ---------     ---------
Total                               1,006,745    (1,727,193)     (720,448)
                                    ---------     ---------     ---------
Net interest income                $1,502,905    $    1,820    $1,504,725
                                    =========     =========     =========


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
                                    =========     =========     =========


Note: The change due to the volume/rate variance has been allocated to volume.


Securities Portfolio

The following table indicates the carrying value of the Company's consolidated securities portfolio at December 31, 2001, 2000 and 1999.


(in $000)                                  2001        2000        1999
---------                                --------    --------    --------
U.S. Government obligations              $     --    $     --    $  4,099
U.S. Government agencies                  137,772     125,009     110,219
Obligations of states and political
  subdivisions                             20,348      16,273      12,580
Preferred stock                             6,635          --          --
FHLBB stock                                 1,245       1,095
Corporate debt securities                   5,208          --          --
Other securities                              175         175         175
                                          -------     -------     -------
              Total                      $171,383    $142,552    $128,033
                                          =======     =======     =======


The following table shows the maturities, carrying value and weighted average yields of the Company's consolidated securities portfolio at December 31, 2001. The yields are calculated by dividing the annual interest, net of amortization of premiums and accretion of discounts, by the amortized cost of the securities at the dates indicated. The yields on state and municipal securities are presented on a taxable equivalent basis.

                                                  After one         After five
    Maturing:                      Within         but within        but within         After
                                  one year        five years         ten years       ten years
                               -------------    -------------     -------------    -------------
   (in $000)                   Amount  Yield    Amount  Yield     Amount  Yield    Amount  Yield
   ---------                   ------  -----    ------  -----     ------  -----    ------  -----
U.S. Govt. obligations
 held to maturity              $   --    --     $   --     --     $   --    --     $   --    --

U.S. Govt. obligations
 available for sale                --    --         --     --         --    --         --    --

U.S. Govt. agencies
 held to maturity                  --    --      18,344  4.79%        --    --         --    --

U.S. Govt. agencies
 available for sale             5,106  6.13%     47,321  4.68%        --    --         --    --

State and political subdivi-
 sions held to maturity         1,230  3.70%        125  4.40%     7,198  7.35%    11,795  7.61%

Mortgage-backed securities
 available for sale                --    --       4,297  5.11%        --    --      9,338  5.78%

Mortgage-backed securities
 held to maturity                 122  6.64%     12,476  6.20%    25,808  6.12%    14,960  6.35%

Preferred stock                   --     --          --    --         --    --      6,635  4.82%

FHLBB stock                       --     --          --    --         --    --      1,245  5.25%

Corporate debt securities         --     --       5,208  5.69%        --    --         --    --

Other securities                  --     --          --    --         --    --        175  6.00%


Current estimated prepayment speed assumptions were used in estimating the maturities of mortgage-backed securities in the above table. At December 31, 2001 the Company did not own securities of any issuer where the aggregate book value of such securities exceeded ten percent of the Company's stockholders' equity.


Loan Portfolio

The following table summarizes the distribution of the Bank's loan portfolio as of December 31 for each of the years indicated:


(in $000)                       2001     2000     1999     1998     1997
---------                    -------- -------- -------- -------- --------
Commercial and industrial    $ 26,993 $ 24,206 $ 23,419 $ 21,127 $ 18,066
Real estate - residential      81,231   76,945   66,788   55,055   54,211
Real estate - commercial       64,436   57,870   58,485   47,399   48,329
Real estate - construction      1,628    2,077    1,454    2,795    4,868
Loans to individuals           13,548   14,165   13,544   13,197   13,571
Other                             617      766      670      651      795
                              -------  -------  -------  -------  -------
              Total loans    $188,453 $176,029 $164,360 $140,224 $139,840
                              =======  =======  =======  =======  =======


Loan maturities for commercial and real estate (construction) loans only at December 31, 2001 were as follows: $13,756,749 due in one year or less; $11,682,791 due after one year through five years; $3,181,204 due after five years. Of the Bank's commercial and real estate (construction) loans due after one year, $9,444,524 have floating or adjustable rates and $5,419,471 have fixed rates.

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


(in $000)                       2001     2000     1999     1998     1997
---------                     ------   ------   ------   ------   ------
Nonaccrual loans              $  320   $  558   $  684   $  913   $  633
Accruing loans past due
 90 days or more                  13        2       --        2      239
Restructured loans                --       --       --       --       --
                               -----    -----    -----    -----    -----
              Total           $  333   $  560   $  684   $  915   $  872
                               =====    =====    =====    =====    =====


For the period ended December 31, 2001, the reduction of interest income associated with nonaccrual and restructured loans was $17,604. The interest on these loans that was included in interest income for 2001 was $79,020.


Potential Problem Loans

As of December 31, 2001 other than the above, there were no loans where management had serious doubts as to the ability of the borrowers to comply with the present loan repayment terms.

Concentrations of Credit

As of December 31, 2001, except as disclosed in the above table, there were no concentrations of loans exceeding 10% of total loans.

Summary of Loan Loss Experience

The following table summarizes historical data with respect to loans outstanding, loan losses and recoveries, and the allowance for possible loan losses at December 31 for each of the years indicated:


(in $000)                           2001      2000      1999      1998      1997
---------                        --------  --------  --------  --------  --------
Average outstanding loans (1)    $180,533  $169,014  $154,304  $138,311  $136,844


Allowance for loan losses

(in $000)                           2001      2000      1999      1998      1997
---------                        -------   -------   -------   -------   -------
Balance at beginning of period   $ 2,812   $ 3,042   $ 2,981   $ 3,216   $ 3,482

Charge-offs:
  Commercial and industrial          (85)     (111)      (36)      (37)     (133)
  Real estate - residential           --       (42)       --      (132)      (16)
  Real estate - commercial           (70)     (118)       --       (59)      (99)
  Real estate - construction          --        --        --        --        --
  Loans to individuals              (107)     (200)      (76)      (76)     (118)
                                   -----     -----     -----     -----     -----
     Total charge-offs              (262)     (471)     (112)     (304)     (366)

Recoveries:
  Commercial and industrial          115        58       153        48        35
  Real estate - residential           --        27         1         6        41
  Real estate - commercial            --        18         8         2        --
  Real estate - construction          --        --        --        --        --
  Loans to individuals                20       138        11        13        24
                                   -----     -----     -----     -----     -----
     Total recoveries                135       241       173        69       100

Net (charge-off) recovery           (127)     (230)       61      (235)     (266)

Provision for loan losses             --        --        --        --        --
                                   -----     -----     -----     -----     -----
Balance at end of period         $ 2,685   $ 2,812   $ 3,042   $ 2,981   $ 3,216
                                   =====     =====     =====     =====     =====
Ratio of net charge-offs to
  average loans                     .07%      .14%     (.00%)     .17%      .19%
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

3.  The imprecision allowance.

The following table reflects the allocation of the allowance for loan losses and the percent of loans in each category to total outstanding loans, including loans held for sale, as of December 31 for each of the years indicated:


                       2001                 2000                 1999
              --------------------  -------------------  ------------------
                       Percent of           Percent of           Percent of
                       loans in             loans in             loans in
                       category to          category to          category
(in $000)      Amount  total loans  Amount  total loans Amount  total loans
---------     -------  ----------- -------  ----------- ------  -----------
Commercial &
  industrial  $  755      14.7%    $  398      14.2%    $  263      14.7%

Real estate -
  residential    208      43.1%       249      43.7%       596      40.6%

Real estate -
  commercial     965      34.1%       815      32.9%       227      35.6%

Real estate -
  construction    21       0.9%        41       1.2%        15       0.9%

Loans to
  individuals    259       7.2%       170       8.0%       128       8.2%

Imprecision      477       N/A      1,139       N/A      1,813       N/A
               -----     -----      -----     -----      -----     -----
     Total    $2,685     100.0%    $2,812     100.0%    $3,042     100.0%
               =====     =====      =====     =====      =====     =====


                       1998                 1997
              --------------------  -------------------
                       Percent of           Percent of
                       loans in             loans in
                       category to          category to
(in $000)      Amount  total loans  Amount  total loans
---------     -------  ----------- -------  -----------
Commercial &
  industrial  $  238      15.5%    $  318      13.5%

Real estate -
  residential    197      39.3%       198      38.8%

Real estate -
  commercial     518      33.8%       565      34.5%

Real estate -
  construction    35       2.0%        62       3.5%

Loans to
  individuals    130       9.4%       126       9.7%

Imprecision    1,863       N/A      1,947       N/A
               -----     -----      -----     -----
     Total    $2,981     100.0%    $3,216     100.0%
               =====     =====      =====     =====


The allocation of the allowance for loan losses to the categories of loans shown above includes both specific potential loss estimates for individual loans and formula allocations deemed to be reasonable to provide for additional potential losses within the categories of loans set forth.


Deposits

The following table shows the average deposits and average interest rate paid for each of the last three years:


                          2001                 2000                 1999
                   -----------------    -----------------    -----------------
                    Average  Average     Average  Average     Average  Average
(in $000)           Balance   Rate       Balance   Rate       Balance   Rate
---------          --------  -------    --------  -------    --------  -------
Demand deposits    $ 70,877   0.00%     $ 66,238   0.00%     $ 59,254   0.00%

NOW/FlexValue
 deposits            42,566   0.40%       36,010   0.85%       31,778   0.79%

Money market
 deposits            34,410   2.20%       35,211   3.08%       27,824   2.66%

Savings deposits     65,630   2.01%       61,824   2.83%       53,309   2.34%

Time deposits        97,452   5.24%       84,386   5.33%       88,705   5.14%
                    -------   ----       -------   ----       -------   ----
          Total    $310,935   2.37%     $283,669   2.70%     $260,870   2.61%
                    =======   ====       =======   ====       =======   ====


As of December 31, 2001, the Bank had certificates of deposit in amounts of $100,000 or more aggregating $42.2 million. These certificates of deposit mature as follows:


     Maturity                               Amount (in $000)
     --------                               ----------------
3 months or less                                $15,200
Over 3 months through 6 months                    7,488
Over 6 months through 12 months                  12,237
Over 12 months                                    7,254
                                                 ------
          Total                                 $42,179
                                                 ======


Return on Equity and Assets

The following table summarizes various financial ratios of the Company for each of the last three years:


                                              Years ended December 31,
                                            ----------------------------
                                            2001        2000        1999
                                            ----        ----        ----
Return on average total
  assets (net income divided
  by average total assets)                  1.32%       1.30%       1.25%


Return on average
  stockholders' equity
  (net income divided by
  average stockholders'
  equity)                                  14.72%      15.19%      14.45%


Dividend payout ratio
  (total declared dividends
  per share divided by net
  income per share)                        30.01%      27.27%      27.40%


Equity to assets (average
  stockholders' equity as
  a percentage of average
  total assets)                             8.95%       8.58%       8.62%


Short-Term Borrowings

The Bank engages in certain borrowing agreements throughout the year. These are in the ordinary course of the Bank's business. Such short-term borrowings consist of securities sold under repurchase agreements, which are borrowings from customers, federal funds purchased, and borrowings from the Federal Home Loan Bank of Boston. The following table summarizes such short-term borrowings at December 31 for each of the years indicated:


                            Weighted   Max.                    Weighted
                            average    amount                  average
                            interest   out-         Average    interest
               Balance,     rate at    standing     amount     rate
               end of       end of     at any       out-       during
               period       period     month-end    standing   period
               ----------   --------   ---------    --------   --------
Year ended
12/31/01
----------
Federal
Funds
Purchased              --         --             --           --      --

Repurchase
Agreements    $34,023,288       1.69%   $40,284,061  $37,165,229    3.43%

Federal Home
Loan Bank
Borrowing      10,000,000       2.48%    10,000,000      219,178    2.48%


Year ended
12/31/00
----------
Federal
Funds
Purchased              --        --             --           --      --

Repurchase
Agreements    $33,463,166      5.78%   $44,089,321  $32,246,526    5.25%


Year ended
12/31/99
----------
Federal
Funds
Purchased              --       --             --           --       --

Repurchase
Agreements    $21,766,424     4.79%   $28,306,070   23,283,740    4.05%

Federal Home
Loan Bank
Borrowing              --       --     10,000,000    1,178,082    5.27%


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II
-------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

There is no established public trading market for the Company's common stock.

The record number of holders of the Company's common stock was approximately 464 as of March 15, 2002.

The Company customarily declares quarterly cash dividends on its outstanding common stock. The following table sets forth the cash dividends per share declared for the years 2001 and 2000:


                                    2001              2000
                                    ----              ----
          First quarter           $ .058            $ .049
          Second quarter            .062              .051
          Third quarter             .066              .053
          Fourth quarter            .071              .056
                                   -----             -----
                 Total            $ .257            $ .209
                                   =====             =====

For a discussion of restrictions on the ability of the Bank to pay dividends to the Company, see footnote 12 on page 22 of the Annual Report to Shareholders for the year ended December 31, 2001, which is hereby incorporated by reference.

On May 1, 2001 the Company sold 18,387 unregistered shares of its common stock to the Community Bancorp, Inc. 401(k) Savings Plan and 7,778 unregistered shares of its common stock to the Community Bancorp, Inc. Employee Stock Ownership Plan at a per-share price of $9.00. The aggregate cash price of these sales was $235,485. Registration of such shares involved in the above transactions was not required because the transactions were exempt pursuant to the private offering provisions of the Securities Act and the rules thereunder. Alternatively, the Company believes that registration of shares issued to its 401(k) Plan was not required because the transaction did not constitute a "sale" under Section 2(3) of the Securities Act.


ITEM 6.  SELECTED FINANCIAL DATA

A five year summary of selected consolidated financial data for the Company is presented on page 3 of the Annual Report to Shareholders for the year ended December 31, 2001 and is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is contained on pages 28 through 30 of the Annual Report to Shareholders for the year ended December 31, 2001 and is hereby incorporated by reference.

Critical Accounting Policies

The Company's preparation of its consolidated financial statements requires the use of estimates that affect the recorded balances of assets and liabilities, the disclosure of contingent assets and liabilities, and the reporting of income and expense. The Company has implemented accounting policies and procedures that determine how such estimates are utilized in preparing the financial statements. There can be no assurance that actual results will not differ from those estimates.

The Company's significant accounting policies are described in Note 1 to the consolidated financial statements, which is contained on pages 9 through 12 of the Annual Report to Shareholders for the year ended December 31, 2001. The Company's management believes the following accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements:

* Loans: Loans are stated at the amount of unpaid principal, net of unearned discounts and unearned net loan origination fees. It is the policy of the Company to discontinue the accrual of interest on loans when, in the judgment of management, the ultimate collectibility of principal or interest becomes doubtful. The accrual of interest income generally is discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest credited to income is reversed. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest. Otherwise, interest income is subsequently recognized only to the extent cash payments are received. Interest on loans is accrued and included in income as earned based upon contractual interest rates applied to outstanding principal balances. Nonrefundable loan origination fees and related costs are deferred and amortized as an adjustment to the related loan yield over the contractual life of the loan. When loans are sold or fully repaid, any unamortized fees, discounts and costs are recognized in income. Mortgage loans held for sale are carried at the lower of aggregate cost or fair value. Gains and losses on sales of mortgages are recognized at the time of sale.

A loan is considered to be impaired when it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans are individually evaluated for impairment, except for smaller balance homogenous residential and consumer loans which are evaluated in aggregate, according to the Company's normal loan review process, including overall credit evaluation, nonaccrual status and payment experience. Loans identified as impaired are further evaluated to determine the estimated extent of impairment. Impaired loans are measured based on the present value of expected future cash flows, discounted at each loan's effective interest rate, or the fair value of the collateral for certain collateral-dependent loans. For collateral-dependent loans, the extent of impairment is the shortfall, if any, between the collateral value, less costs to dispose of such collateral, and the carrying value of the loan.

* Allowance for Loan Losses: The allowance for loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. The methodology of assessing the appropriateness of the allowance consists of a review of the following three key elements:

1. The valuation allowance for loans specifically identified as impaired
2. The formula allowance for the various loan portfolio classifications
3. The imprecision allowance

The valuation allowance reflects specific estimates of potential losses on individually impaired loans. When each impaired loan is evaluated, if the net present value of the expected cash flows (or fair value of the collateral if the loan is collateral-dependent) is lower than the recorded loan balance, the difference represents the valuation allowance for that loan.

The formula allowance is a percentage-based estimate based on historical loss experience and assigns required allowance allocations by loan classification based on fixed percentages of all outstanding loan balances and commitments to extend credit. The formula allowance employs a risk-rating model that grades loans based on their general characteristics of credit quality and relative risk. When a loan's credit quality becomes suspect, it is placed on the Company's internal "watch list" and its allowance allocation is increased. For the remainder of the loan portfolio, appropriate allowance levels are estimated based on judgments regarding the type of loan, economic conditions and trends, potential exposure to loss and other factors. Losses are charged against the allowance when management believes the collectibility of principal is doubtful.

In addition to the valuation allowance and the formula allowance, there is an imprecision allowance that is determined based on the totals of the valuation and formula allowances. The imprecision allowance reflects the measurement imprecision inherent in determining the valuation allowance and the formula allowance. It represents 15% - 25% of the valuation and formula allowances, depending upon management's evaluation of various conditions, the effects of which are not directly measured in determining the valuation and formula allowances. The evaluation of the inherent loss resulting from these conditions involves a higher level of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the imprecision allowance include the following:

* Levels of and trends in delinquencies and impaired loans
* Levels of and trends in charge-offs and recoveries
* Trends in loan volumes and terms
* Effects of changes in credit concentrations
* Effects of and changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices
* National and local economic conditions
* Trends and duration of the present business cycle
* Findings of internal and external credit review examiners

When an evaluation of these conditions signifies a change in the level of risk, the Company adjusts the formula allowance. Periodic credit reviews enable further adjustment to the formula allowance through the risk rating of loans and the identification of loans requiring a valuation allowance.

In addition, the formula allowance model is designed to be self-correcting by taking into consideration recent actual loss experience. Losses are charged against the allowance for loan losses when management believes the collectibility of principal is doubtful.

Asset/Liability Management and Interest Rate Risk

It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities in an effort to prudently manage interest rate risk. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Company's ability to adjust the rates of its interest rate sensitive assets in response to such changes. The Company's negative one-year cumulative gap position at December 31, 2001, which represents the excess of rate-sensitive liabilities versus rate-sensitive assets, was 7.2% expressed as a percentage of total assets.

The following table presents rate-sensitive assets and rate-sensitive liabilities as of December 31, 2001:


                         --------------------------------------------------------------------------
(Dollars in thousands)    1 to 6        7 to 12      1 to 2       2 to 5       Over 5
                          Months        Months       Years        Years        Years          Total
                         ----------   ---------    ----------   ---------    ---------   ----------
RATE-SENSITIVE ASSETS
Federal funds sold       $   12,913   $       --   $       --   $       --   $      --   $   12,913
Cash letter                  15,500           --           --           --          --       15,500
Securities                   20,006       23,430       32,007       58,243      37,697      171,383
Adjustable-rate loans        53,265        9,573       23,473       34,606       9,963      130,880
Fixed-rate loans              3,917        4,128        8,364       13,678      27,486       57,573
Loans held for sale           1,910           --           --           --          --        1,910
                          ---------    ---------    ----------   ----------   --------    ---------
                 Total   $  107,511   $   37,131   $   63,844   $  106,527   $  75,146   $  390,159
                          ---------    ---------    ----------   ---------    --------    ---------

RATE-SENSITIVE LIABILITIES
Demand deposits          $       --   $       --   $       --   $       --   $  78,514   $   78,514
NOW/FlexValue accounts*      11,280           --           --           --      33,840       45,120
Money market accounts        12,952           --           --           --      19,769       32,721
Savings accounts             10,152           --           --           --      30,458       40,610
Cash management accounts     12,953           --           --           --       7,803       20,756
Certificates of deposit      55,320       26,886        7,671       11,449          --      101,345
Repurchase agreements        33,216          695          112           --          19       34,023
Borrowed funds                   --       10,000           --           --          --       10,000
                          ---------    ---------    ----------   ---------    --------    ---------
                Total    $  135,873   $   37,581   $    7,783   $   11,449   $ 170,403   $  363,089
                          ---------    ---------    ----------   ---------    --------    ---------
Gap                      $  (28,362)  $     (450)  $   56,061   $   95,078   $ (95,257)  $   27,070
                          ==========   =========    =========    =========    ========    =========
Cumulative Gap           $  (28,362)  $  (28,812)  $   27,249   $  122,327   $  27,070
                          ==========   =========    =========    =========    ========

Gap as a percent of
  total assets               (7.04%)      (0.11%)      13.92%       23.61%      23.65%

Cumulative gap as a
  percent of total assets    (7.04%)      (7.15%)       6.77%       30.38%       6.72%

* Cumulative gap as a
    percent of total
    assets if NOW and
    FlexValue accounts
    are considered
    immediately
    withdrawable            (15.44%)     (15.56%)      (1.64%)      21.97%       6.72%


Whenever possible, maturity dates or contractual repricing dates have been used in the preparation of the above table. In addition to those factors, certain assumptions are utilized such as the estimation of prepayments associated with certain loans and mortgage-backed securities. For purposes of this table, the Company considers the cash letter sent for collection each evening to convert from a rate-insensitive asset the day it is sent for collection to a rate-sensitive asset the following day when it is funded and becomes an interest-earning asset. The Company's historical experience over more than ten years, during which time interest rates have risen and fallen significantly, has demonstrated that demand deposit balances are rate-insensitive. The Company considers 25% of NOW account, FlexValue account, money market account and savings account balances to be rate-sensitive, with the remaining 75% of those balances to be rate-insensitive. In addition, certain money market account balances are tied to a short-term treasury rate and are repriced monthly. All certificates of deposit are considered to be rate sensitive. The rate sensitivity or insensitivity of the Company's various balance sheet categories is reflected in the above table.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the sensitivity of income to variations in interest rates over a specified time horizon. The primary goal of interest rate risk management is to control this risk within specific limits and guidelines approved by the Company's Asset/Liability Committee and Board of Directors. Those limits and guidelines reflect the Company's tolerance for interest rate risk.

The Company also uses simulation analysis to measure the exposure of net interest income to changes in interest rates over a one year time horizon. Simulation analysis involves projecting future income and expense derived from the Company's assets and liabilities under various interest rate scenarios.

The Company's interest rate risk policy specifies that if overnight interest rates were to shift upward or downward by 200 basis points over four quarters (i.e. 50 basis points per quarter for four consecutive quarters), estimated net interest income for that twelve month period should decline by no more than 5.00% of net interest income. However, during 2001 the Federal Reserve Board reduced the overnight federal funds target rate eleven times, and at December 31, 2001 that rate stood at 1.75%. The Company's management believes it is very unlikely that rates could fall more than an additional 100 basis points during 2002. Therefore, for purposes of this December 31, 2001 disclosure, the Company has measured the impact on net interest income of a 200 basis point increase and a 100 basis point decrease in overnight interest rates over four consecutive quarters. One-quarter of the increase was projected to take place in each of the four quarters, and one-half of the decrease was projected to take place in each of the first and third quarters. Based upon those assumptions, the following table sets forth the Company's estimated net interest income exposure:


          Rate Change                 Estimated Exposure to
         (Basis Points)                Net Interest Income
         --------------               ---------------------
             +200                            (0.12%)
             -100                             0.38%


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements are included on pages 3 through 27 the Annual Report to shareholders for the year ended December 31, 2001 and are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in the Company's independent public accountants or disagreements with the Company's accountants on accounting or financial disclosure during the 24 months ended December 31, 2001 or in any period subsequent to the most recent financial statements.

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


                                                     Business Experience
                                         Term of         During Past
  Name            Age   Position         Office          Five Years
  ----            ---   --------         -------     -------------------

Grace L. Blunt    47    Senior Vice               Senior Vice President,
                        President                 Community National Bank,
                        of Bank                   Assistant Clerk,
                                                  Community Bancorp, Inc.

Alfred A.         84    Director of       2003    Retired
  Cardoza     (1)       Company and
                        Bank

Jennie Lee        46    Director of       2003    President and Treasurer,
  Colosi                Company and               E. T.& L. Construction,
                        Bank                      Inc.

Antonio Frias     62    Director of       2003    President and Treasurer,
                        Company and               S & F Concrete
                        Bank                      Contractors, Inc.;

John P. Galvani   45    Exec. Vice                Executive Vice President,
                        President                 Community National Bank
                        of Bank

I. George         85    Director of       2002    Chairman, Gould's, Inc.
  Gould       (2)       Company and
                        Bank

Horst Huehmer     74    Director of       2004    Retired; formerly
                        Company and               Manager, Hudson Light
                        Bank                      and Power Department

Donald R.         52    Treasurer and     2004    Executive Vice
  Hughes, Jr.           Clerk of                  President and Cashier,
                        Company; Exec.            Community National Bank;
                        Vice President            Treasurer and Clerk,
                        of Bank; Director         Community Bancorp, Inc.
                        of Company and
                        Bank






James A.          62    President &       2002    President and CEO,
  Langway     (2)       CEO of Company            Community National Bank
                        and Bank;                 and Community
                        Director of               Bancorp, Inc.
                        Company and
                        Bank

Robert E. Leist   48    Senior Vice               Senior Vice President,
                        President                 Community National Bank
                        of Bank

Dennis F.         64    Chairman of       2003    President and
  Murphy, Jr.           the Board,                Treasurer, D. F.
                        Company and               Murphy Insurance
                        Bank                      Agency, Inc.;
                                                  Treasurer, Village
                                                  Real Estate

David L.          73    Director of       2002    Chairman of the Board,
  Parker    (2,3)       Company and               Larkin Lumber Co.
                        Bank

Mark Poplin       78    Director of       2004    President and
                        Company and               Treasurer, Poplin
                        Bank                      Supply Co.;
                                                  Secretary, Poplin
                                                  Furniture Co.

David W.          60    Director of       2004    President & Treasurer,
  Webster   (3)         Company and               Knight Fuel Co., Inc.
                        Bank


(1) Mr. Cardoza is retiring as a Director of the Company and the Bank effective April 1, 2002.

(2) Messrs. Gould, Langway and Parker have been nominated for election at the 2002 Annual Meeting to serve until 2005.

(3)  Mr. Webster's wife and Mr. Parker are cousins.


No Director holds a directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer and the four most highly compensated other executive officers whose aggregate compensation by the Company and the Bank exceeded $100,000 during 2001.


                                                     Long-Term
                                                    Compensation
                           Annual Compensation        Awards
                         -----------------------    ------------
(a)                      (b)     (c)      (d)           (g)          (i)  (1)
                                                     Securities
                                                     Underlying     All Other
Name and                        Salary    Bonus        Options     Compensation
Principal Position       Year    ($)      ($)           (#)           ($)
------------------       ----   ------    -----      ----------    ------------
James A. Langway         2001  $237,888 $103,800       23,789        $10,022
President and CEO        2000   226,562   75,000           --          8,974
of the Company and       1999   217,848   93,800           --          9,121
the Bank

Donald R. Hughes, Jr.    2001   140,568   51,844       14,057          9,155
Treasurer and Clerk of   2000   133,874   25,000           --          8,493
Company; Executive Vice  1999   128,725   31,538           --          8,828
President and Cashier
of the Bank

John P. Galvani          2001   114,800   18,900       10,500          5,948
Executive Vice President 2000    98,730   16,000           --          5,536
of the Bank              1999    93,712   15,931           --          5,440

Grace L. Blunt           2001    96,750   18,772        9,100          5,280
Senior Vice President    2000    84,240   15,036           --          5,713
of the Bank              1999    81,000   13,770           --          5,507

Robert E. Leist          2001    96,546   16,944        9,655          3,789
Senior Vice President    2000    91,948   15,723           --          3,622
of the Bank              1999    88,421   15,032           --          3,220


Note:

1. The Company maintains a 401(k) Savings Plan ("401(k) Plan") for employees age 21 or over and who meet other requirements. Prior to December 31, 2001, the Company also maintained an Employee Stock Ownership Plan ("ESOP") for employees age 21 or older who were participants in the Company's Retirement Plan and who met other requirements. Messrs. Langway, Hughes, Galvani, and Leist and Ms. Blunt are participants in the Company's 401(k) and ESOP Plans. (Effective December 31, 2001, the ESOP was merged into the 401(k) Plan.) Of the $10,022 reported above for 2001 in column (i) for Mr. Langway, $2,730 represents Company ESOP contributions, $5,250 represents Company 401(k) Plan contributions and $2,042 represents group life insurance premiums paid by the Company. Of the $9,155 reported above for 2001 in column (i) for Mr. Hughes, $2,729 represents Company ESOP contributions, $5,250 represents Company 401(k) Plan contributions and $1,176 represents group life insurance premiums paid by the Company. Of the $5,948 reported above for 2001 in column (i) for Mr. Galvani, $2,132 represents Company ESOP contributions, $3,294 represents Company 401(k) Plan contributions and $522 represents group life insurance premiums paid by the Company. Of the $5,280 reported above for 2001 in column (i) for Ms. Blunt, $1,855 represents Company ESOP contributions, $2,903 represents Company 401(k) Plan contributions and $522 represents group life insurance premiums paid by the Company. Of the $3,789 reported above for 2001 in column (i) for Mr. Leist, $1,819 represents Company ESOP contributions, $1,448 represents Company 401(k) Plan contributions and $522 represents group life insurance premiums paid by the Company.


Stock Options Granted in 2001

The following table sets forth certain information regarding stock options granted during 2001 to the named Executive Officers. The grants reflected in the table were made pursuant to the Company's 2001 Incentive Stock Option Plan for Key Employees.

                                                                   Potential Realizable
                                                                     Value at Assumed
                                                                     Annual Rates of
                                                                Stock Price Appreciation
                 Individual Grants                                  For Option Term
---------------------------------------------------------   ------------------------------
(a)                      (b)          (c)      (d)             (e)       (f)        (g)
                                  % of Total
                      Number of     Options
                      Securities   Granted to  Exercise
                      Underlying   Employees      or
                       Options     in Fiscal   Base Price   Expiration     5%        10%
Name                  Granted (#)    Period    ($/Share)       Date       ($)        ($)
----                  -----------  ---------   ----------   ----------  --------  --------
James A. Langway        23,789       19.9%      $10.00       04/09/11   $149,608  $379,135
Donald R. Hughes, Jr.   14,057       11.8%       10.00       04/09/11     88,404   224,032
John P. Galvani         10,500        8.8%       10.00       04/09/11     66,034   167,343
Grace L. Blunt           9,100        7.6%       10.00       04/09/11     57,229   145,031
Robert E. Leist          9,655        8.1%       10.00       04/09/11     60,720   153,876


Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Options

The following table sets forth certain information regarding stock options exercised during fiscal 2001 and stock options held at December 31, 2001, by the named Executive Officers. No stock appreciation rights ("SARS") are outstanding pursuant to the Company's 2001 Incentive Stock Option Plan for Key Employees.


(a)                      (b)         (c)           (d)                   (e)
                                                 Securities            Value of
                                                 Underlying           Unexercised
                                                Unexercised          In-The-Money
                                                 Options at           Options at
                                               Fiscal Year-End      Fiscal Year-End
                       Shares       Value           (#)                   ($)
                     Acquired on   Realized     Exercisable/        Exercisable/
Name                 Exercise (#)     ($)       Unexercisable       Unexercisable (1)
----                 ------------  --------    --------------       -----------------
James A. Langway          0           $0         0 / 23,789          $0 / $47,578
Donald R. Hughes, Jr.     0            0         0 / 14,057           0 /  28,114
John P. Galvani           0            0         0 / 10,500           0 /  21,000
Grace L. Blunt            0            0         0 /  9,100           0 /  18,200
Robert E. Leist           0            0         0 /  9,655           0 /  19,310


Note:

1. There is no established public trading market for the Company's common stock. For purposes of this table, the value of the unexercised in-the-money options at fiscal year-end has been based upon a fair value of $12.00, the most recent trade price of the Company's stock at December 31, 2001.


Compensation of Directors

During 2001, Directors of the Bank received a fee of $900 per month and the Chairman of the Board of the Bank received a fee of $1,500 per month. Directors who are not also employees of the Bank also received an annual retainer of $2,000. The Company itself pays no compensation to its Directors for their services.

During 2001, the Company adopted the "2001 Directors' Plan" (the "Directors' Plan"), which is a non-qualified stock option plan for Directors who are not also employees of the Company. Under the Director's Plan, during 2001 each director was granted options to purchase 1,000 shares of the Company's common stock at a price of $10.00 per share.

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

The Company has entered into an Executive Supplemental Income Agreement with James A. Langway, President and Chief Executive Officer of the Company, which commenced July 12, 1988 and which specifies benefits payable to Mr. Langway for a ten (10) year period following the date on which he ceases to be employed by the Company. The Agreement provides that the Company will pay Mr. Langway $40,774 each year, increased by increases in the Consumer Price Index, for a ten
(10) year period following the date he ceases to be employed by the Company for any cause whatsoever after attaining age 55. The Agreement was amended on January 26, 1990, increasing the annual base retirement benefit to be paid to Mr. Langway from $40,774 to $60,774 each year, increased by increases in the Consumer Price Index in the same manner as the original Agreement. Mr. Langway attained age 55 during 1994. The Company records annual expense in anticipation of future payments expected to be made under this Agreement. The annual expense amount recorded is determined by an independent actuary based on Mr. Langway's life expectancy at the time he begins receiving payments. During 2001, the Company recorded $7,928 in such expense.

The Bank has entered into "change in control" Severance Agreements with John P. Galvani, Executive Vice President, Grace. L. Blunt, Senior Vice President, and Robert E. Leist, Senior Vice President.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and related notes set forth information regarding stock owned by each of the directors of the Company and Bank, and by all directors and executive officers of the Company and Bank as a group, at March 15, 2002.


                                         Amount and Nature of
                                         Beneficial Ownership
Title                                    (Number of shares) (1)         Percent
  of        Name of               -----------------------------------     of
Class   Beneficial Owner          Sole (2)     Shared (3)      Total     Class
-----   ----------------          -------      ----------      -----    -------
Common  Alfred A. Cardoza             650        44,522        45,172     0.8%
Stock
($2.50  Jennie Lee Colosi           2,000         2,871         4,871     0.1%
 par)
        Antonio Frias              76,001         2,120        78,121     1.3%

        I. George Gould            18,470        24,494        42,964     0.7%

        Horst Huehmer               1,400        43,864        45,264     0.8%

        Donald R. Hughes, Jr.      37,916 (4)    64,000       101,916     1.7%

        James A. Langway          244,143 (5)   298,994 (6)   543,137     9.1%

        Dennis F. Murphy, Jr.     387,120       464,596       851,716    14.3%

        David L. Parker            56,084        16,400 (7)    72,484     1.2%

        Mark Poplin                 3,728       303,890 (8)   307,618     5.2%

        David W. Webster            1,940       140,168       142,108     2.4%

        All directors and
        executive officers
        of the Company and
        Bank as a group
        (15 persons)              829,452     1,126,713     1,956,165    32.9%


       (1) Based upon information provided to the Company by the indicated persons. Certain directors may disclaim beneficial ownership of certain of the shares listed beside their names.

       (2)  Indicates sole voting and investment power.

       (3)  Indicates shared voting and investment power.

       (4) Includes 37,916 shares held by the Company's 401(k) Plan for which Mr. Hughes has voting power in certain circumstances.

       (5) Includes 58,955 shares held by the Company's 401(k) Plan for which Mr. Langway has voting power in certain circumstances.

       (6) Includes 105,366 shares held by the Mark Poplin Family Trust and 193,628 shares held by the Shirley E. Poplin Family Trust, for which Mr. Langway is a trustee. Mr. Langway disclaims any beneficial interest in these shares.


       (7) Includes 4,000 shares held by the Unitarian Church of Marlboro and Hudson, MA, for which Mr. Parker is a trustee.

       (8) Includes 105,366 shares held by the Mark Poplin Family Trust and 193,628 shares held by the Shirley E. Poplin Family Trust.


The following persons own beneficially more than five percent of the outstanding stock of the Company as of March 15, 2001:


                                              Amount and
    Title        Name and Address             Nature of          Percent
      of           of Beneficial              Beneficial           of
    Class             Owner                   Ownership          Class
    -----        ----------------             ----------         -------
Common Stock    Dennis F. Murphy, Jr.       851,716 shares        14.3%
($2.50 par)     188 Prospect Hill Rd.
                Still River, MA  01467

                James A. Langway            543,137 shares (1,2)   9.1%
                1143 Grove Street
                Framingham, MA  01701

                Mark Poplin                 307,618 shares (3)     5.2%
                6 Greenway Street, #306
                Wayland, MA  01778

                Einar P. Robsham            303,800 shares         5.1%
                164 Cochituate Road
                Wayland, MA  01778


(1) Includes 58,955 shares held by the Company's 401(k) plan, for which Mr. Langway has voting power in certain circumstances.

(2) Includes 105,366 shares held by the Mark Poplin Family Trust and 193,628 shares held by the Shirley E. Poplin Family Trust, for which Mr. Langway is a trustee. Mr. Langway disclaims any beneficial interest in these shares.

(3) Includes 105,366 shares held by the Mark Poplin Family Trust and 193,628 shares held by the Shirley E. Poplin Family Trust.


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

In October of 1997 the Bank entered into a third-party insurance sales agreement with Murphy Insurance Brokerage, Ltd. ("MIBL"). By entering into the agreement, the Bank implemented a decision of the Board of Directors to expand the Bank's product line by providing the public with access to insurance products. The agreement between the Bank and MIBL is structured in the form of a lease arrangement for floor space in the Bank's Main Office located at 17 Pope Street, Hudson, Massachusetts. MIBL is a subsidiary of D. F. Murphy Insurance Agency, Inc., which is owned by Dennis F. Murphy, Jr., Chairman of the Company's Board of Directors. The third-party agreement between the Bank and MIBL had no material affect on the Company's 2001 financial statements or results of operations. In February of 2002 the Bank applied to the Massachusetts Insurance Commissioner's Office to become a licensed insurance broker.

PART IV
-------

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENTS

(a)  1. & 2. Index to Consolidated Financial Statement Schedules

The following consolidated financial statements, which are included in the Annual Report to Shareholders of Community Bancorp, Inc. for the year ended December 31, 2001, are hereby incorporated by reference:


                                                   Annual Report to
                                                     Shareholders
          Description                               page reference
          -----------                              ----------------
Consolidated balance sheets at
  December 31, 2001 and 2000                               4

Consolidated statements of income for
  the years ended December 31, 2001,
  2000 and 1999                                            5

Consolidated statements of comprehensive
  income for the years ended December 31,
  2001, 2000 and 1999                                      6

Consolidated statements of stockholders'
  equity for the years ended December 31, 2001,
  2000 and 1999                                            7

Consolidated statements of cash flows
  for the years ended December 31, 2001,
  2000 and 1999                                            8

Notes to consolidated financial statements               9 - 27


With the exception of the aforementioned information, and information incorporated by reference in Items 5, 6, 7, and 8, the Annual Report to Shareholders for the year ended December 31, 2001 is not deemed to be filed as part of this Form 10-K. Certain schedules required by Regulation S-X have been omitted as the items are either not applicable or are presented in the notes to the financial statements contained in the Annual Report to Shareholders for the year ended December 31, 2001.


     3.  Exhibits

         See accompanying Exhibit Index.


(b) The Company did not file a Form 8-K during the quarter ended December 31, 2001.


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

10.6    Executive Supplemental Income Agreement
        dated July 12, 1988 between Community
        Bancorp, Inc. and James A. Langway                         (e)

10.7    Amendment to Executive Supplemental
        Income Agreement dated January 26, 1990
        between Community Bancorp, Inc. and
        James A. Langway.                                          (f)

10.8    Stock Purchase Agreement dated March 29,
        1993 by and among Community Bancorp, Inc.
        and certain specified persons.                             (g)

10.9    Shareholder Rights Agreement dated May 24,
        1996 between Community Bancorp, Inc. and
        Cambridge Trust Company.                                   (h)

10.10   Form of Severance Agreement dated February 19,
        1998 between Community National Bank and three
        Executive Officers.                                        (i)

10.11   First Amendment to Shareholder Rights Agreement
        dated February 15, 2000.                                   (j)

10.12   2001 Directors' Stock Option Plan dated February 22,
        2001.                                                      (k)

10.13   2001 Incentive Stock Option Plan for Key Employees
        dated April 10, 2001.                                      (l)



10.14   Consent of Independent Public Accountants                Page 32

13.     2001 Annual Report to Shareholders

21.     Subsidiaries of Company                                  Page 33

99.1    Letter to Commission Pursuant to Temporary Note 3T       Page 34


Notes:

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

(j) Incorporated herein by reference as filed as part of the Company's December 31, 1999 Form 10-K (File No. 033-12756-B), filed with the Commission on March 27, 2000.

(k) Incorporated herein by reference as filed as part of the Company's April 17, 2001 Form S-8 (File No. 333-59232), filed with the Commission on April 19, 2001.

(l) Incorporated herein by reference as filed as part of the Company's April 17, 2001 Form S-8 (File No. 333-59262), filed with the Commission on April 19, 2001.


[The following consent appears on Arthur Andersen LLP letterhead]



                      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                      -----------------------------------------

As independent public accountants, we hereby consent to the incorporation of our report dated January 18, 2002, included in this Form 10-K, into Community Bancorp, Inc.'s previously filed registration statements on Form S-8 (File No. 333-59262 and File No. 333-59232).





                                               /s/ Arthur Andersen LLP



Boston, Massachusetts
March 20, 2002

                               SUBSIDIARIES OF COMPANY
                               -----------------------

1.  Community National Bank, a national banking association.

              LETTER TO COMMISSION PURSUANT TO TEMPORARY NOTE 3T
              --------------------------------------------------

[The following letter appears on Community Bancorp, Inc. letterhead]




March 20, 2002


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549-0408

Ladies and Gentlemen:

Pursuant to Temporary Note 3T to Article 3 of Regulation S-X, Community Bancorp, Inc. has obtained a letter of representation from Arthur Andersen LLP ("Andersen") stating that the December 31, 2001 audit was subject to their quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards, that there was appropriate continuity of Andersen personnel working on the audit and availability of national office consultation. Availability of personnel at foreign affiliates of Andersen is not relevant to this audit.

Very truly yours,


/s/ Donald R. Hughes, Jr.

Donald R. Hughes, Jr.
Treasurer and Chief Financial Officer

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMMUNITY BANCORP, INC.


Date:  March 20, 2002                 By:  /s/ Donald R. Hughes, Jr.
                                           -------------------------
                                           Donald R. Hughes, Jr.
                                           Treasurer and Clerk


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                                 Name and Capacity
   -----                                 -----------------


March 20, 2002                  /s/ James A. Langway
                                ------------------------
                                James A. Langway, President & CEO
                                Principal Executive Officer

March 20, 2002                 /s/ Donald R. Hughes, Jr.
                               -------------------------
                               Donald R. Hughes, Jr., Treasurer & Clerk,
                               Principal Financial Officer and Principal
                               Accounting Officer

March 20, 2002                 /s/ James A. Langway
                               -------------------------
                               James A. Langway, Director

March 20, 2002                /s/ Donald R. Hughes, Jr.
                              --------------------------
                              Donald R. Hughes, Jr., Director

March 20, 2002                /s/ I. George Gould
                              --------------------------
                              I. George Gould, Director

March 21, 2002                /s/ Antonio Frias
                              --------------------------
                              Antonio Frias, Director

March 21, 2002                /s/ Dennis F. Murphy, Jr.
                              --------------------------
                              Dennis F. Murphy, Jr., Director and Chairman

March 22, 2002                /s/ Jennie Lee Colosi
                              --------------------------
                              Jennie Lee Colosi, Director

                           SUPPLEMENTAL INFORMATION
                           ------------------------

Copies of the Notice of Annual Meeting of Shareholders, Proxy Statement and Proxy For Annual Meeting of Shareholders for the Registrant's 2002 annual meeting of shareholders, to be held on April 9, 2002, have been submitted separately as an EDGAR Submission Type DEF 14A. Such material is not deemed to be filed with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act.