Form 10-Q
period 2002-03-31
COMMUNITY BANCORP INC /MA/
filed 2002-05-09
CIK 742170

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549



                                 FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



                    FOR THE QUARTER ENDED MARCH 31, 2002




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




                              Common Stock
                            $2.50 par value
                      5,940,606 shares outstanding
                          as of March 31, 2002


                        PART I - FINANCIAL INFORMATION

                          COMMUNITY BANCORP, INC.
Item 1.                 CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                                   March 31,      December 31,
                                                     2002            2001
                                                  ----------      ----------

ASSETS
Cash and due from banks                         $ 21,668,519    $ 19,876,999
Federal funds sold                                28,706,671      12,912,746
Securities available for sale, at market value    75,772,722      74,116,739
Securities held to maturity (market value
  $94,773,152 at March 31, 2002 and $99,075,447
  at December 31, 2001                            93,237,909      97,266,087
Mortgage loans held for sale                       1,108,279       1,909,913

Loans                                            188,158,824     188,452,703
Less allowance for loan losses                     2,669,447       2,684,517
                                                 -----------     -----------
       Total net loans                           185,489,377     185,768,186
                                                 -----------     -----------
Premises and equipment, net                        6,117,096       6,140,477
Other assets, net                                  4,864,292       4,714,597
                                                 -----------     -----------
                Total assets                    $416,964,865    $402,705,744
                                                 ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                          $ 78,392,687    $ 78,513,849
   Interest bearing                              257,457,648     240,552,490
                                                 -----------     -----------
       Total deposits                            335,850,335     319,066,339
                                                 -----------     -----------
 Securities sold under repurchase agreements      31,972,604      34,023,288
 Borrowed funds                                   10,000,000      10,000,000
 Other liabilities                                 2,281,462       3,305,118
                                                 -----------     -----------
            Total liabilities                    380,104,401     366,394,745
                                                 -----------     -----------
Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 12,000,000
   shares authorized, 6,398,436 shares issued     15,996,090      15,996,090
 Surplus                                             219,120         219,120
 Undivided profits                                22,533,233      21,608,513
 Treasury stock, at cost, 457,830 shares          (2,297,019)     (2,297,019)
 Accumulated other comprehensive income              409,040         784,295
                                                 -----------     -----------
            Total stockholders' equity            36,860,464      36,310,999
                                                 -----------     -----------
                Total liabilities and
                    stockholders' equity        $416,964,865    $402,705,744
                                                 ===========     ===========

The accompanying notes are an integral part of these unaudited, consolidated financial statements


                          COMMUNITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                                Three months ended
                                                     March 31,
                                            --------------------------
                                               2002            2001
                                            ----------      ----------
Interest income:
  Interest and fees on loans                $3,366,694      $3,820,329
  Interest and dividends on securities:
    Taxable interest                         1,819,047       1,923,012
    Nontaxable interest                        313,982         199,565
    Dividends                                   17,236          24,378
  Interest on federal funds sold                79,413         452,390
                                             ---------       ---------
    Total interest income                    5,596,372       6,419,674
                                             ---------       ---------
Interest expense:
  Interest on deposits                       1,288,875       2,040,718
  Interest on short term borrowings            192,208         433,086
                                             ---------       ---------
    Total interest expense                   1,481,083       2,473,804
                                             ---------       ---------
Net interest income                          4,115,289       3,945,870
Provision for loan losses                       45,000              --
                                             ---------       ---------
Net interest income after provision
  for loan losses                            4,070,289       3,945,870
                                             ---------       ---------
Noninterest income:
  Merchant credit card assessments             415,783         426,529
  Service charges                              331,713         325,391
  Other charges, commissions and fees          364,806         309,342
  Gains on sales of loans, net                  64,193          41,870
  Gains on sales of securities, net             59,280              --
  Other                                         27,654          26,119
                                             ---------       ---------
    Total noninterest income                 1,263,429       1,129,251
                                             ---------       ---------
Noninterest expense:
  Salaries and employee benefits             1,712,733       1,645,165
  Information technology and ATM network       295,752         294,027
  Occupancy, net                               259,278         242,042
  Furniture and equipment                       91,163         101,640
  Credit card processing                       339,272         387,324
  Printing, stationery and supplies             60,519          57,486
  Professional fees                            118,780         139,721
  Marketing and advertising                     27,891          55,360
  Other                                        358,394         340,319
                                             ---------       ---------
    Total noninterest expense                3,263,782       3,263,084
                                             ---------       ---------
Income before income taxes                   2,069,936       1,812,037
Income taxes                                   711,552         638,759
                                             ---------       ---------
Net income                                  $1,358,384      $1,173,278
                                             =========       =========









                          COMMUNITY BANCORP, INC.
               CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                (Unaudited)
                                                 Three months ended
                                                      March 31,
                                            --------------------------
                                               2002            2001
                                            ----------      ----------
Basic earnings per common share             $     .229      $     .198

Diluted earnings per common share           $     .228      $     .198

Dividends per share                         $     .073      $     .058

Basic weighted average number of shares      5,940,606       5,914,441

Diluted weighted average number of shares    5,956,950       5,914,441

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                           COMMUNITY BANCORP, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Unaudited)

                                                   Three months ended
                                                        March 31,
                                                ------------------------
                                                   2002          2001
                                                ----------    ----------
Net income                                      $1,358,384    $1,173,278
Other comprehensive income:
  Unrealized securities (losses) gains
   arising during period                          (635,274)      653,596
  Income tax benefit (expense) on securities
   (losses) gains arising during period            260,019      (267,516)
                                                ----------    ----------
  Net unrealized securities (losses)
   gains arising during period                    (375,255)      386,080
                                                ----------    ----------
  Less:  reclassification adjustment for
   securities (gains) losses included in income         --            --
  Income tax expense (benefit) on securities
    (gains) losses included in income                   --            --
                                                ----------    ----------
  Net reclassification adjustments for
   securities (gains) losses included in
   net income                                           --            --
                                                ----------    ----------
Other comprehensive (loss) income                 (375,255)      386,080
                                                ----------    ----------
Comprehensive income                            $  983,129    $1,559,358
                                                ==========    ==========

The accompanying notes are an integral part of these unaudited, consolidated financial statements.


                            COMMUNITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                     Three months ended
                                                          March 31,
                                                --------------------------
                                                    2002           2001
                                                -----------    -----------
Cash flows from operating activities:
  Net income                                    $ 1,358,384    $ 1,173,278
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Decrease (increase) in mortgage loans held
        For sale                                    801,634     (2,100,283)
      Depreciation and amortization                 241,012        239,793
      Provision for loan losses                      45,000             --
      Amortization of investment securities
        discounts and premiums, net                  99,695         38,974
      Gain on sale of securities                     59,280             --
     (Decrease) in other liabilities             (1,143,339)      (209,821)
      Increase in taxes payable                     505,632        666,244
     (Decrease) in interest payable                 (32,866)        (3,409)
     (Increase) in other assets                      (3,191)      (350,466)
     (Increase) decrease in interest receivable    (146,504)       284,976
                                                 ----------     ----------
         Total adjustments                          426,353     (1,433,992)
                                                 ----------     ----------
Net cash provided by (used in) operating
  activities                                      1,784,737       (260,714)
                                                 ----------     ----------
Cash flows from investing activities:
  Maturities, principal repayments and sales of
    securities available for sale                 1,869,374      3,442,232
  Maturities and principal repayments of
    securities held to maturity                   4,965,802     23,361,846
  Purchases of securities available for sale     (4,258,020)            --
  Purchases of securities held to maturity         (999,210)   (22,780,457)
  Net change in federal funds sold              (15,793,925)    (7,490,700)
  Net change in loans and other real estate
    owned                                           128,863        497,371
  Acquisition of property, plant and equipment     (217,630)      (515,584)
                                                 ----------     ----------
Net cash used in investing activities           (14,304,746)    (3,485,292)
                                                 ----------     ----------
Cash flows from financing activities:
  Net change in deposits                         16,783,996      3,713,791
  Net change in repurchase agreements            (2,050,684)    (2,209,905)
  Dividends paid                                   (421,783)      (331,201)
                                                 ----------     ----------
Net cash provided by financing activities        14,311,529      1,172,685
                                                 ----------     ----------
Net increase(decrease)in cash and due from banks  1,791,520     (2,573,321)
                                                 ----------     ----------
Cash and due from banks at beginning of period   19,876,999     16,472,547
                                                 ----------     ----------
Cash and due from banks at end of period        $21,668,519    $13,899,226
                                                 ==========     ==========

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

Supplemental disclosures:

  1. Cash paid for interest was $1,513,949 and $2,477,213 for the three months ended March 31, 2002 and 2001, respectively.


  2. Cash paid for income taxes was $205,920 and $0 for the three months ended March 31, 2002 and 2001, respectively.


                           COMMUNITY BANCORP, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               March 31, 2002
_____________________________________________________________________________

1.  BASIS OF PRESENTATION
    ---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 2001

2.  EARNINGS PER SHARE
    ------------------
The Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS No. 128), effective December 31, 1997. This Statement requires the presentation of "basic" earnings per share, which excludes the effect of dilution, and "diluted" earnings per share, which includes the effect of dilution. Earnings per share is based on the weighted average number of shares outstanding during the period.

A reconciliation between basic and diluted earnings per share from continuing operations is as follows:

                                                   Three Months Ended
                                          --------------------------------------
                                           March 31, 2002        March 31, 2001
                                          ---------------        --------------
Net Earnings                              $   1,358,384         $   1,173,278
Basic EPS:
     Basic common shares                      5,940,606             5,914,441
     Basic EPS                            $        .229                  .198



Diluted EPS:
     Basic common shares                      5,940,606             5,914,441
     Plus: Impact of stock options               16,344                    --
     Diluted common shares                    5,956,950             5,914,441
     Diluted EPS                          $        .228         $        .198



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

4.  OPERATING SEGMENTS
    ------------------
The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. The adoption of SFAS No. 131 did not have any material effect on the Company's primary financial statements or results of operations.

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

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. The consolidation adjustments reflect certain eliminations of intersegment revenue, cash and investments in the subsidiary. Reportable segment-specific information, and the reconciliation to consolidated financial information, are as follows:

                                                    Adjustments
                          Community                     and
                           Banking        Other     Eliminations  Consolidated
                         -----------   ----------  ------------- -------------

March 31, 2002
Investment securities   $169,010,631  $       --  $        --   $169,010,631
Net loans                185,489,377          --           --    185,489,377
Total assets             416,964,865          --           --    416,964,865

Total interest income      5,596,372       2,596       (2,596)     5,596,372
Total interest expense     1,483,736          --       (2,653)     1,481,083
Net interest income        4,112,636          --        2,653      4,115,289
Net income              $  1,357,387  $1,358,384  $(1,357,387)  $  1,358,384
_____________________________________________________________________________



                                                    Adjustments
                          Community                     and
                           Banking        Other     Eliminations  Consolidated
                         -----------   ----------  -------------  ------------

March 31, 2001
Investment securities   $139,142,717  $       --   $        --   $139,142,717
Net loans                172,745,419          --            --    172,745,419
Total assets             378,295,993          --            --    378,295,993

Total interest income      6,419,674       2,812        (2,812)     6,419,674
Total interest expense     2,476,584          --        (2,780)     2,473,804
Net interest income        3,943,090          --         2,780      3,945,870
Net income              $  1,172,338  $1,173,278   $(1,172,338)  $  1,173,278
_____________________________________________________________________________


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

                       PART I - FINANCIAL INFORMATION
                       ------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
-------
The Company recorded net income of $1,358,384 for the three months ended March 31, 2002, representing an increase of $185,106 or 15.8% over $1,173,278 for the same period in 2001. Basic earnings per share of $.229 for the current period represented an increase of $.031 from $.198 for the three months ended March 31, 2001.

The improvement in net income resulted primarily from an increase in net interest income, other charges, commissions and fees, and gain on sales of securities, while non-interest expense remained unchanged.

Deposits of $335,850,335 at March 31, 2002 increased by $16,783,996 or 5.3%
from $319,066,339 at December 31, 2001. The increase in deposits occurred in the interest-bearing categories.

Loans of $188,158,824 at March 31, 2002 decreased by $293,879 or 0.2% from $188,452,703 at December 31, 2001. This decrease took place in prime equity, installment, and MasterCard loans, partially offset by an increase in commercial loans. Noncurrent loans (nonaccrual loans, troubled debt restructurings and loans 90 days or more past due but still accruing) totaled $410,634 and $332,981 at March 31, 2002 and December 31, 2001, respectively.

Assets of $416,964,865 at March 31, 2002 represented a $14,259,121 or 3.5%
increase from $402,705,744 at December 31, 2001.

                Three months ended March 31, 2002 as Compared To
                       Three months ended March 31, 2001
                       ---------------------------------
Net Interest Income
-------------------
Interest income for the three months ended March 31, 2002 was $5,596,372, representing a decrease of $823,302 or 12.8% from $6,419,674 for the three months ended March 31, 2002, primarily due to lower average interest rates, partially offset by higher average loan and securities balances in 2002. Interest expense was $1,481,083, representing a decrease of $992,721 or 40.1% from $2,473,804 for the three months ended March 31, 2001, primarily due to lower average interest rates, partially offset by higher average interest bearing deposit, repurchase agreement, and borrowing balances in 2002. Net interest income for the three months ended March 31, 2002 was $4,115,289, representing an increase of $169,419 or 4.3% from $3,945,870 for the three months ended March 31, 2001.

Noninterest Income and Expense
------------------------------
Noninterest income for the three months ended March 31, 2002 was $1,263,439 representing an increase of $134,188 or 11.9% from $1,129,251 for the three months ended March 31, 2001. This increase was primarily the result of an increase in other charges, commissions and fees, gains on sales of loans, and gains on sales of securities, partially offset by a decrease in merchant credit card assessments.

Noninterest expense for the three months ended March 31, 2002, of $3,263,792 was up $708 or 0.02% from $3,263,084 for the corresponding period in 2001. Increases in salaries and benefits, occupancy and other expenses were offset by decreases in furniture and equipment, credit card processing, professional fees, and marketing and advertising expense.

Provision for Loan Losses
-------------------------
The provision for loan losses for the three months ended March 31, 2002 was $45,000, compared to $0 for the three months ended March 31, 2001. This increase reflects management's continuing evaluation of the adequacy of the reserve for loan losses.

Income Taxes
------------
Income tax expense of $711,552 for the three months ended March 31, 2002 compared to $638,759 for the corresponding period in 2001. The increase was the result of an increase in taxable income during the current period.

Net Income
----------
Net income of $1,358,384 for the three months ended March 31, 2002 represented an increase of $185,106 or 15.8% from $1,173,278 recorded for the corresponding period in 2001. Basic earnings per share of $.229 for the current period represented an increase of $.031 from $.198 for the three months ended March 31, 2001.

Allowance for Loan Losses
-------------------------
The allowance for loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. The methodology for assessing the appropriateness of the allowance consists of a review of the following three key elements:

   *  The valuation allowance for loans specifically identified as impaired
   *  The formula allowance for the various loan portfolio classifications
   *  The imprecision allowance

The valuation allowance reflects specific estimates of potential losses on individually impaired loans. When each impaired loan is evaluated, if the net present value of the expected cash flows (or fair value of the collateral if the loan is collateral-dependent) is lower than the recorded loan balance, the difference represents the valuation allowance for that loan.

The formula allowance is a percentage-based estimate based on historical loss experience and assigns required allowance allocations by loan classification based on fixed percentages of all outstanding loan balances. The formula allowance employs a risk-rating model that grades loans based on their general characteristics of credit quality and relative risk. When a loan's credit quality becomes suspect, it is placed on the Company's internal "watch list" and its allowance allocation is increased. For the remainder of the loan portfolio, appropriate allowance levels are estimated based on judgments regarding the type of loan, economic conditions and trends, potential exposure to loss and other factors. Losses are charged against the allowance when management believes the collectibility of principal is doubtful.

In addition to the valuation allowance and the formula allowance, there is an imprecision allowance that is determined based on the totals of the valuation and formula allowances. The imprecision allowance reflects the measurement imprecision inherent in determining the valuation allowance and the formula allowance. It represents 15% - 25% of the valuation and formula allowances, depending on management's evaluation of various conditions, the effects of which are not directly measured in determining the valuation and formula allowances.

The evaluation of the inherent loss resulting from these conditions involves a higher level of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the imprecision allowance include the following:

   *  Levels of and trends in delinquencies and impaired loans
   *  Levels of and trends in charge-offs and recoveries
   *  Trends in loan volume and terms
   *  Effects of changes in credit concentrations
   * Effects of and changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices
   *  National and local economic conditions
   *  Trends and duration of the present business cycle
   *  Findings of internal and external credit review examiners

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

Securities
----------
The Company's securities portfolio consists of obligations of the U.S. Government sponsored agencies, mortgage backed securities, obligations of various municipalities, and corporate bonds. Those assets are used in part to secure public deposits and as collateral for repurchase agreements. Total securities were $169,010,631 at March 31, 2002, representing a decrease of $2,372,195 or 1.4% from $171,382,826 at December 31, 2001. Securities classified as available for sale were $75,772,722 and $74,116,739 at March 31, 2002 and December 31, 2001, respectively. There were no sales of securities during the three months ended March 31, 2002, other than the redemption of the Company's shares of stock in the regional ATM network NYCE, when it was purchased by First Data Corporation.

Liquidity and Capital Resources
-------------------------------
The Company's primary sources of liquidity are customer deposits, amortization and pay-offs of loan principal and sales and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities. Deposits are considered a relatively stable source of funds. At March 31, 2002 and 2001, deposits were $335,850,335 and $310,842,623, respectively. Management anticipates that deposits will grow moderately during the remainder of 2002.

As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations. At March 31, 2002, the Company's Tier 1 leverage capital ratio was 8.74%. Regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At March 31, 2002 the Company's Tier 1 and total risk-based capital ratios were 15.92% and 17.09%, respectively. The Bank is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.).

Asset/Liability Management
--------------------------
The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.

It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's negative one-year cumulative gap position at March 31, 2002, representing the excess of repricing liabilities versus repricing assets within a one year time frame, was 4.1% expressed as a percentage of total assets.

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

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 5.  OTHER INFORMATION

On February 19, 2002, the Company's Board of Directors granted stock options under the "2001 Directors' Plan" for the purchase of an aggregate of 18,000 shares of the Company's common stock at a price of $12.00 per share, the fair market value on the date of grant. The granted options fully vest over a four year period.

On February 19, 2002, the Company's Board of Directors granted stock options under the "2001 Incentive Stock Option Plan for Key Employees" for the purchase of an aggregate of 90,413 shares of the Company's common stock at a price of $12.00 per share, the fair value on the date of grant. The granted options fully vest over a four year period.

There is no established public trading market for the Company's common stock. Therefore, for purposes of the stock options granted on February 19, 2002 pursuant to the 2001 Director's Plan and the 2001 Incentive Stock Option Plan for Key Employees, the fair value of the Company's stock on the date of grant was determined to be equal to the most recent trade price as of that date.

On March 19, 2002, the Company's Board of Directors declared a first quarter 2002 cash dividend of $.073 per share of common stock to shareholders of record at March 1, 2002, payable on April 15, 2002.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)	The Company did not file a Form 8-K during the quarter ended March 31,
      2002.

                                SIGNATURES
                                ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COMMUNITY BANCORP, INC.




Date:  May 9, 2002            By: /s/ James A. Langway
                                  --------------------
                                  James A. Langway
                                  President & Chief Executive Officer and
                                    Principal Executive Officer





Date:  May 9, 2002            By: /s/ Donald R. Hughes, Jr.
                                  -------------------------
                                  Donald R. Hughes, Jr.
                                  Treasurer and Clerk,
                                  Principal Financial Officer and
                                    Principal Accounting Officer