Form 10-Q
period 2002-06-30
COMMUNITY BANCORP INC /MA/
filed 2002-08-08
CIK 742170

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549



                               FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



                    FOR THE QUARTER ENDED JUNE 30, 2002




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

                              Common Stock
                            $2.50 par value
                      5,963,885 shares outstanding
                          as of June 30, 2002

                        PART I - FINANCIAL INFORMATION

                           COMMUNITY BANCORP, INC.
Item 1.                  CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                   June 30,      December 31,
                                                     2002            2001
                                                  ----------      ----------
ASSETS
Cash and due from banks                         $ 22,579,699    $ 19,876,999
Federal funds sold                                18,168,693      12,912,746
Securities available for sale, at market value    70,317,842      74,116,739
Securities held to maturity (market value
  $105,205,064 at 6/30/02 and $99,075,447
  at 12/31/01)                                   102,580,426      97,266,087
Mortgage loans held for sale                       3,237,371       1,909,913

Loans                                            191,285,645     188,452,703
Less allowance for loan losses                     2,736,978       2,684,517
                                                 -----------     -----------
       Total net loans                           188,548,667     185,768,186
                                                 -----------     -----------
Premises and equipment, net                        6,004,281       6,140,477
Other assets                                       4,697,477       4,714,597
                                                 -----------     -----------
                Total assets                    $416,134,456    $402,705,744
                                                 ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                          $ 79,561,716    $ 78,513,849
   Interest bearing                              252,385,683     240,552,490
                                                 -----------     -----------
       Total deposits                            331,947,399     319,066,339
                                                 -----------     -----------
 Securities sold under repurchase agreements      27,917,467      34,023,288
 Borrowed funds                                   14,850,195      10,000,000
 Other liabilities                                 2,876,267       3,305,118
                                                 -----------     -----------
            Total liabilities                    377,591,328     366,394,745
                                                 -----------     -----------
Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 12,000,000
   shares authorized, 6,398,436 shares issued,
   5,963,885 shares outstanding, (5,940,606
   shares outstanding at 12/31/01)                15,996,090      15,996,090
 Additional paid in capital                          358,794         219,120
 Undivided profits                                23,576,041      21,608,513
 Treasury stock, at cost, 434,551 shares,
   (457,830 shares at 12/31/01)                   (2,192,263)     (2,297,019)
 Accumulated other comprehensive income              804,466         784,295
                                                 -----------     -----------
            Total stockholders' equity            38,543,128      36,310,999
                                                 -----------     -----------
                Total liabilities and
                    stockholders' equity        $416,134,456    $402,705,744
                                                 ===========     ===========

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                          COMMUNITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                   --------------------   --------------------
                                      2002      2001         2002      2001
                                   ---------  ---------   ---------  ---------
Interest income:
 Interest and fees on loans       $3,404,719 $3,814,180  $6,771,413 $7,634,509
 Interest and div. on securities:
  Taxable interest                 1,934,439  1,816,419   3,753,486  3,739,431
  Nontaxable interest                236,722    209,280     476,629    408,845
  Dividends                           83,085     95,761     174,397    120,139
 Interest on federal funds sold       78,724    358,716     158,137    811,106
                                   ---------  ---------  ---------- ----------
   Total interest income           5,737,689  6,294,356  11,334,061 12,714,030
                                   =========  =========  ========== ==========

Interest expense:
 Deposits                          1,205,861  1,946,173   2,494,736  3,986,891
 Borrowings                          229,931    343,623     422,139    776,709
                                   ---------  ---------   ---------  ---------
  Total interest expense           1,435,792  2,289,796   2,916,875  4,763,600
                                   ---------  ---------   ---------  ---------

Net interest income                4,301,897  4,004,560   8,417,186  7,950,430
Provision for loan losses             45,000         --      90,000         --
                                   ---------  ---------   ---------  ---------
Net interest income after
 provision for loan losses         4,256,897  4,004,560   8,327,186  7,950,430
                                   ---------  ---------   ---------  ---------

Noninterest income:
 Merchant credit card assessments    404,877    463,837     820,660    890,366
 Service charges                     372,898    347,173     704,611    672,564
 Other charges, commissions, fees    350,379    338,811     689,585    648,153
 Gains on sales of loans, net         39,342     62,870     103,535    104,740
 Gains on sales of securities, net    36,002         --      95,282         --
 Other                                24,039     28,993      51,693     55,112
                                   ---------  ---------   ---------  ---------
  Total noninterest income         1,227,537  1,241,684   2,465,366  2,370,935
                                   ---------  ---------   ---------  ---------

Noninterest expense:
 Salaries and benefits             1,666,038  1,588,356   3,378,771  3,233,521
 Data processing and ATM network     312,654    313,249     608,406    607,276
 Occupancy, net                      225,421    246,205     459,099    488,247
 Furniture and equipment             107,554    106,039     198,717    207,679
 Credit card processing              343,383    385,335     682,655    772,659
 Professional fees                   120,238    117,070     239,018    256,791
 Printing, stationery & supplies      58,207     61,947     118,726    119,433
 Marketing and advertising            70,438     65,645      98,329    121,005
 Other                               289,971    341,263     648,365    681,582
                                   ---------  ---------   ---------  ---------
  Total noninterest expense        3,193,904  3,225,109   6,432,086  6,488,193
                                   ---------  ---------   ---------  ---------

Income before income taxes         2,290,530  2,021,135   4,360,466  3,833,172
Income taxes                         800,431    717,574   1,511,983  1,356,333
                                   ---------  ---------   ---------  ---------
Net income                        $1,490,099 $1,303,561  $2,848,483 $2,476,839
                                   =========  =========   =========  =========


                                  COMMUNITY BANCORP, INC.
                CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                (Unaudited)

                                    Three months ended      Six months ended
                                         June 30,               June 30,
                                   -------------------     ------------------
                                     2002       2001        2002       2001
                                   --------   --------    --------   --------
Basic earnings per common share   $    .250  $    .220   $    .479  $    .418

Diluted earnings per common share $    .250  $    .220   $    .478  $    .418

Dividends per share               $    .075  $    .062   $    .148  $    .120

Basic weighted average number
 of shares                        5,951,094  5,931,980   5,945,879  5,923,259

Diluted weighted average number
 of shares                        5,966,928  5,937,474   5,961,713  5,926,073

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                           COMMUNITY BANCORP, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Unaudited)

                            	      Three months ended      Six months ended
                                         June 30,               June 30,
                                   --------------------   --------------------
                                      2002       2001        2002       2001
                                   ---------  ---------   ---------  ---------
Net income                        $1,490,099 $1,303,561  $2,848,483 $2,476,839
Other comprehensive income:
  Unrealized securities gains
   arising during period             705,422    115,765     129,427    769,362
  Income tax (expense) on
    securities gains
    arising during period           (286,594)   (47,384)    (47,274)  (314,901)
                                   ---------   --------    --------   --------
  Net unrealized securities gains
   arising during period             418,828     68,381      82,153    454,461
                                   ---------   --------    --------   --------
  Less:  reclassification
   adjustment for securities
   (gains) losses included in
   income                            (36,002)        --     (95,282)        --
  Income tax expense (benefit) on
   securities (gains) losses
   included in income                 12,600         --      33,300         --
                                   ---------  ---------   ---------  ---------
  Net reclassification adjustments
   for securities (gains) losses
   included in net income            (23,402)        --     (61,982)        --
                                   ---------  ---------   ---------  ---------
Other comprehensive income           395,426     68,381      20,171    454,461
                                   ---------  ---------   ---------  ---------
Comprehensive income              $1,885,525 $1,371,942  $2,868,654 $2,931,300
                                   =========  =========   =========  =========

The accompanying notes are an integral part of these unaudited, consolidated financial statements.


                            COMMUNITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                     Six months ended
                                                         June 30,
                                                --------------------------
                                                    2002           2001
                                                -----------    -----------
Cash flows from operating activities:
  Net income                                    $ 2,848,483    $ 2,476,839
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Increase in mortgage loans held for sale   (1,327,458)      (785,218)
      Provision for loan losses                      90,000             --
      Gain on sale of securities                    (95,282)            --
      Depreciation and amortization                 486,206        499,800
      Amortization of securities discounts
        and premiums, net                           208,633         23,354
      Deferred income taxes                             114             --
      Net change in other liabilities            (1,148,427)        19,875
      Net change in income taxes payable            718,010        (78,639)
      Net change in accrued interest payable        (23,941)       (28,941)
      Net change in other assets                     54,015        132,801
      Net change in accrued interest receivable     (50,983)       160,724
                                                  ---------      ---------
Net cash provided by operating activities         1,759,370      2,420,595
                                                  ---------      ---------
Cash flows from investing activities:
  Maturities and principal repayments of
    securities available for sale                 9,111,101      9,912,475
  Maturities and principal repayments of
    securities held to maturity                  10,549,669     33,569,840
  Purchases of securities available for sale    (11,300,838)   (16,010,671)
  Purchases of securities held to maturity      (15,988,448)   (30,887,250)
  Sales of securities available for sale          6,033,868             --
  Net change in federal funds sold               (5,255,947)       203,892
  Net change in loans                            (2,870,481)    (3,531,282)
  Acquisition of property, plant and equipment     (350,010)      (688,047)
                                                 ----------     ----------
Net cash used in investing activities           (10,071,086)    (7,431,043)
                                                 ----------     ----------
Cash flows from financing activities:
  Net change in deposits                         12,881,060     11,282,934
  Net change in borrowings                        4,850,195             --
  Net change in repurchase agreements            (6,105,821)    (3,010,237)
  Sale of treasury stock                            244,430        235,485
  Dividends paid                                   (855,448)      (674,238)
                                                 ----------     ----------
Net cash provided by financing activities        11,014,416      7,833,944
                                                 ----------     ----------
Net increase in cash and due from banks           2,702,700      2,823,496
                                                 ----------     ----------
Cash and due from banks at beginning of period   19,876,999     16,472,547
                                                 ----------     ----------
Cash and due from banks at end of period        $22,579,699    $19,296,043
                                                 ==========     ==========

The accompanying notes are an integral part of these unaudited, consolidated financial statements.



Supplemental disclosures:

  1. Cash paid for interest was $2,940,816 and $4,792,541 for the six months ended June 30, 2002 and 2001, respectively.


  2. Cash paid for income taxes was $793,973 and $1,434,972 for the six months ended June 30, 2002 and 2001, respectively.


                           COMMUNITY BANCORP, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 2002
_____________________________________________________________________________

1.  BASIS OF PRESENTATION
    ---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 2001.

2.  RECLASSIFICATIONS
    -----------------
Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period's presentation. The reclassifications have no effect on net income.

                       PART I - FINANCIAL INFORMATION
                                ---------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
-------
The Company recorded net income of $2,848,483 for the six months ended June 30, 2002, representing an increase of $371,644 or 15.0% over $2,476,839 for the same period in 2001. Basic earnings per share of $.479 for the current period represented an increase of $.061 from $.418 for the six months ended June 30, 2001. Diluted earnings per share of $.478 for the current period represented an increase of $.060 from $.418 for the six months ended June 30, 2001.

The improvement in net income resulted primarily from an increase in net interest income and noninterest income, and a decrease in most noninterest expense categories, partially offset by an increase in salaries and benefits.

Deposits of $331,947,399 at June 30, 2002 increased by $12,881,060 or 4.0% from
$319,066,339 at December 31, 2001. The increase in deposits occurred in the interest-bearing categories.

Loans of $191,285,645 at June 30, 2002 increased by $2,832,942 or 1.5% from
$188,452,703 at December 31, 2001. This increase took place in the commercial loan category, partially offset by a decrease in real estate mortgages. Noncurrent loans (nonaccrual loans, troubled debt restructurings and loans 90 days or more past due but still accruing) totaled $238,297 and $332,981 at June 30, 2002 and December 31, 2001, respectively.

Assets of $416,134,456 at June 30, 2002 represented a $13,428,712 or 3.3%
increase from $402,705,744 at December 31, 2001.

                  Six months ended June 30, 2002 as Compared To
                        Six months ended June 30, 2001
                        ------------------------------
Net Interest Income
-------------------
Interest income for the six months ended June 30, 2002 was $11,334,061, representing a decrease of $1,379,969 or 10.9% from $12,714,030 for the six months ended June 30, 2001, primarily due to lower interest rates in 2002, partially offset by an increase in average loan and securities balances in 2002. Interest expense was $2,916,875, representing a decrease of $1,846,725 or 38.8% from $4,763,600 for the six months ended June 30, 2001, primarily due to lower interest rates in 2002, partially offset by higher average interest bearing deposit and borrowing balances in 2002. Net interest income for the six months ended June 30, 2002 was $8,417,186, representing an increase of $466,756 or 5.9% from $7,950,430 for the six months ended June 30, 2001.

Noninterest Income and Expense
------------------------------
Noninterest income for the six months ended June 30, 2002 was $2,465,366, representing an increase of $94,431 or 4.0% from $2,370,935 for the six months ended June 30, 2001. This increase was primarily the result of increases in gains on sales of securities and other charges commissions and fees, partially offset by a decrease in merchant credit card assessments. Noninterest expense for the six months ended June 30, 2002 of $6,432,086 decreased by $56,107 or 0.9% from $6,488,193 for the same period in 2001. This decrease was primarily the result of decreases in occupancy, credit card processing, professional fees, marketing and advertising, and other expense, partially offset by an increase in salaries and benefits.

Provision for Loan Losses
-------------------------
The provision for loan losses for the six months ended June 30, 2002 was $90,000, compared to $0 for the six months ended June 30, 2001. This increase reflects management's continuing evaluation of the adequacy of the allowance for loan losses.

Income Taxes
------------
Income tax expense of $1,511,983 for the six months ended June 30, 2002 compared to $1,356,333 for the same period in 2001. The increase was the result of an increase in taxable income during the current period.

Net Income
----------
Net income of $2,848,483 for the first six months of 2002 represented an increase of $371,644 or 15.0% from $2,476,839 recorded for the first six months of 2001. Basic earnings per share of $.479 for the current period represented an increase of $.061 from $.418 for the six months ended June 30, 2001. Diluted earnings per share of $.478 for the six months ended June 30, 2002 represented an increase of $.060 from $.418 for the six months ended June 30, 2001.

                Three months ended June 30, 2002 as Compared To
                       Three months ended June 30, 2001
                       --------------------------------
Net Interest Income
-------------------
Interest income for the three months ended June 30, 2002 was $5,737,689, representing a decrease of $556,667 or 8.8% from $6,294,356 for the three months ended June 30 2001, primarily due to lower interest rates in 2002, partially offset by an increase in average loan and securities balances in 2002. Interest expense was $1,435,792, representing a decrease of $854,004 or 37.3% from $2,289,796 for the three months ended June 30, 2001, primarily due to lower interest rates in 2002, partially offset by higher average interest bearing deposit and borrowing balances in 2002. Net interest income for the three months ended June 30, 2002 was $4,301,897, representing an increase of $297,337 or 7.4% from $4,004,560 for the three months ended June 30, 2001.

Noninterest Income and Expense
------------------------------
Noninterest income for the three months ended June 30, 2002 was $1,227,537 representing a decrease of $14,147 or 1.1% from $1,241,684 for the three months ended June 30, 2001. This decrease was primarily the result of a decrease in merchant credit card assessments and gains on sales of loans, partially offset by an increase in service charges and gains on sales of securities.

Noninterest expense for the three months ended June 30, 2002 of $3,193,904 was down $31,205 or 1.0% from $3,225,109 for the corresponding period in 2001. This decrease was primarily the result of a decrease in occupancy, credit card processing, and other expense, partially offset by an increase in salaries and benefits.

Provision for Loan Losses
-------------------------
The provision for loan losses for the three months ended June 30, 2002 was $45,000, compared to $0 for the three months ended June 30, 2001. This increase reflects management's continuing evaluation of the adequacy of the allowance for loan losses.

Income Taxes
------------
Income tax expense of $800,431 for the three months ended June 30, 2002 compared to $717,574 for the corresponding period in 2001. The increase was the result of an increase in taxable income during the current period.

Net Income
----------
Net income of $1,490,099 for the three months ended June 30, 2002 represented an increase of $186,538 or 14.3% from $1,303,561 recorded for the corresponding period in 2002. Basic earnings per share of $.250 for the current period represented an increase of $.030 from $.220 for the three months ended June 30, 2001. Diluted earnings per share of $.250 for the three months ended June 30, 2002 represented an increase of $.030 from $.220 for the three months ended June 30, 2001.

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

Securities
----------
The Company's securities portfolio consists of obligations of the U.S. Government sponsored agencies, mortgage backed securities, obligations of various municipalities, and corporate bonds. Those assets are used in part to secure public deposits and as collateral for repurchase agreements. Total securities were $172,898,268 at June 30, 2002, representing an increase of $1,515,442 or .9% from $171,382,826 at December 31, 2001. Securities classified as available for sale were $70,317,842 and $74,116,739 at June 30, 2002 and December 31, 2001 respectively. In addition to the redemption of the Company's shares of stock in the regional ATM network (NYCE), when that company was sold, the Company sold $5.9 million in variable rate and short term available for sale bonds. The sales took place in order to take advantage of current rate conditions and improve investment yields.

Liquidity and Capital Resources
-------------------------------
The Company's primary sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of investment securities. These sources provide funds for loan originations, the purchase of investment securities and other activities. Deposits are considered a relatively stable source of funds. At June 30, 2002 and December 31, 2001, deposits were $331,947,399 and $319,066,339, respectively. Management anticipates that deposits will increase moderately during the remainder of 2002.

As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its investment securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations. At June 30, 2002, the Company's Tier 1 leverage capital ratio was 9.06%. Regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At June

30, 2002 the Company's Tier 1 and total risk-based capital ratios were 16.31% and 17.50%, respectively. The Bank is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

Asset/Liability Management
--------------------------
The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.

It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's negative one-year cumulative gap position at June 30, 2002, representing the excess of repricing liabilities versus repricing assets within a one year time frame, was 3.8% expressed as a percentage of total assets.

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

                       PART II - OTHER INFORMATION
                       ---------------------------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders was held on April 9, 2002. At that meeting, two (2) matters were put before the shareholders for vote. Proxies for the meeting were solicited, and a copy of the Proxy Statement dated March 12, 2002 is incorporated herein by reference and attached hereto as an exhibit. Such Proxy Statement provides a description of the matters put before the shareholders for vote and provides other information required under this Item 4.

The results of the voting were as follows:

1. To fix the number of Directors who shall constitute the full Board of Directors at ten.

         Votes for:                4,254,278
         Votes against:                2,932

2. To elect as Directors the three individuals listed as nominees in the Proxy Statement, who, together with the seven Directors whose terms of office did not expire at this meeting, constitute the full Board of Directors.

             Director              Votes For         Votes Against
             --------              ---------         -------------
         I. George Gould           4,246,380            10,830
         James A. Langway          4,246,380            10,830
         David L. Parker           4,246,380            10,830

Item 5.  OTHER INFORMATION

The Company's Chief Executive Officer and Chief Financial Officer have furnished to the Securities and Exchange Commission the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

On June 18, 2002, the Company's Board of Directors declared a second quarter 2002 cash dividend of $.075 per share of common stock to shareholders of record at June 1, 2002, payable on July 15, 2002.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     99.1   Proxy Statement dated March 12, 2002

     99.2   Certification of Financial Statements

(b) On May 21, 2002 the Company filed a Form 8-K reporting the dismissal of Arthur Andersen LLP as the Company's independent accountant for the fiscal year ended December 31, 2002.

     On June 7, 2002 the Company filed a Form 8-K reporting the engagement of Wolf & Company, P.C. as the Company's independent accountant effective June 6, 2002.

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COMMUNITY BANCORP, INC.




Date:  August 8, 2002         By: /s/ James A. Langway
                                  --------------------
                                  James A. Langway
                                  President & Chief Executive Officer
                                  Principal Executive Officer





Date:  August 8, 2002         By: /s/ Donald R. Hughes, Jr.
                                  -------------------------
                                  Donald R. Hughes, Jr.
                                  Treasurer and Clerk,
                                  Principal Financial Officer and
                                    Principal Accounting Officer

                              EXHIBIT INDEX
                              -------------

  EXHIBIT                      DESCRIPTION
  -------                      -----------
    99.1            Proxy Statement dated March 12, 2002

    99.2            Certification of Financial Statements