Form 10-Q
period 2002-09-30
COMMUNITY BANCORP INC /MA/
filed 2002-11-12
CIK 742170

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549



                               FORM 10-Q



          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934



               FOR THE QUARTER ENDED SEPTEMBER 30, 2002




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


                             Common Stock
                            $2.50 par value
                     5,963,885 shares outstanding
                       as of September 30, 2002


                        PART I - FINANCIAL INFORMATION

                           COMMUNITY BANCORP, INC.
Item 1.                  CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                 September 30,    December 31,
                                                     2002            2001
                                                 ------------    ------------
ASSETS
Cash and due from banks                         $ 22,557,175    $ 19,876,999
Federal funds sold                                20,532,332      12,912,746
Securities available for sale, at market value    70,982,910      74,116,739
Securities held to maturity (market value
  $105,055,259 at 9/30/02 and $99,075,447
  at 12/31/01)                                   101,719,717      97,266,087
Mortgage loans held for sale                       3,282,240       1,909,913

Loans                                            196,643,440     188,452,703
Less allowance for loan losses                     2,761,328       2,684,517
                                                 -----------     -----------
       Total net loans                           193,882,112     185,768,186
                                                 -----------     -----------
Premises and equipment, net                        5,877,232       6,140,477
Other assets                                       4,846,638       4,714,597
                                                 -----------     -----------
                Total assets                    $423,680,356    $402,705,744
                                                 ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits
   Noninterest bearing                          $ 78,861,188    $ 78,513,849
   Interest bearing                              260,686,460     240,552,490
                                                 -----------     -----------
       Total deposits                            339,547,648     319,066,339
                                                 -----------     -----------
 Securities sold under repurchase agreements      27,184,999      34,023,288
 Borrowed funds                                   14,623,729      10,000,000
 Other liabilities                                 2,391,920       3,305,118
                                                 -----------     -----------
            Total liabilities                    383,748,296     366,394,745
                                                 -----------     -----------
Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding
 Common stock, $2.50 par value, 12,000,000
   shares authorized, 6,398,436 shares issued,
   5,963,885 shares outstanding, (5,940,606
   shares outstanding at 12/31/01)                15,996,090      15,996,090
 Additional paid in capital                          358,794         219,120
 Undivided profits                                24,578,351      21,608,513
 Treasury stock, at cost, 434,551 shares,
   (457,830 shares at 12/31/01)                   (2,192,264)     (2,297,019)
 Accumulated other comprehensive income            1,191,089         784,295
                                                 -----------     -----------
            Total stockholders' equity            39,932,060      36,310,999
                                                 -----------     -----------
                Total liabilities and
                    stockholders' equity        $423,680,356    $402,705,744
                                                 ===========     ===========

The accompanying notes are an integral part of these unaudited, consolidated financial statements.



                          COMMUNITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                    Three months ended     Nine months ended
                                       September 30,         September 30,
                                   --------------------  ---------------------
                                     2002      2001         2002       2001
                                   ---------  ---------  ---------- ----------
Interest income:
 Interest and fees on loans       $3,434,888 $3,703,721 $10,206,301$11,338,230
 Interest and div. on securities:
  Taxable interest                 1,802,582  1,745,168   5,556,068  5,484,599
  Nontaxable interest                237,123    232,040     713,752    640,885
  Dividends                           89,192     98,686     263,589    218,825
 Interest on federal funds sold       98,979    338,310     257,116  1,149,416
                                   ---------  ---------  ---------- ----------
   Total interest income           5,662,765  6,117,925  16,996,826 18,831,955
                                   ---------  ---------  ---------- ----------

Interest expense:
 Deposits                          1,165,600  1,821,468   3,659,336  5,808,359
 Borrowings                          211,881    298,523     635,020  1,075,232
                                   ---------  ---------   ---------  ---------
  Total interest expense           1,377,481  2,119,991   4,294,356  6,883,591
                                   ---------  ---------   ---------  ---------

Net interest income                4,285,284  3,997,934  12,702,470 11,948,364
Provision for loan losses             45,000         --     135,000         --
                                   ---------  ---------  ---------- ----------
Net interest income after
 provision for loan losses         4,240,284  3,997,934  12,567,470 11,948,364
                                   ---------  ---------  ---------- ----------

Noninterest income:
 Merchant credit card assessments    386,691    469,183   1,207,351  1,359,549
 Service charges                     360,799    357,906   1,065,410  1,030,470
 Other charges, commissions, fees    340,176    321,277   1,029,761    969,430
 Gains on sales of loans, net         43,468     48,703     147,003    153,443
 Gains on sales of securities, net     3,843         --      99,125         --
 Other                                25,294     25,683      76,987     80,795
                                   ---------  ---------   ---------  ---------
  Total noninterest income         1,160,271  1,222,752   3,625,637  3,593,687
                                   ---------  ---------   ---------  ---------

Noninterest expense:
 Salaries and benefits             1,699,772  1,447,677   5,078,543  4,681,198
 Data processing and ATM network     309,075    301,060     917,481    908,336
 Occupancy, net                      209,149    228,333     668,248    716,580
 Furniture and equipment              98,808    101,248     297,525    308,927
 Credit card processing              267,560    417,212     950,215  1,189,871
 Professional fees                   152,092    157,975     391,110    414,766
 Printing, stationery & supplies      61,886     61,117     180,612    180,550
 Marketing and advertising            46,727     34,853     145,056    155,858
 Other                               304,640    329,987     953,005  1,011,569
                                   ---------  ---------   ---------  ---------
  Total noninterest expense        3,149,709  3,079,462   9,581,795  9,567,655
                                   ---------  ---------   ---------  ---------

Income before income taxes         2,250,846  2,141,224   6,611,312  5,974,396
Income taxes                         783,353    734,574   2,295,336  2,090,907
                                   ---------  ---------   ---------  ---------
Net income                        $1,467,493 $1,406,650  $4,315,976 $3,883,489
                                   =========  =========   =========  =========



                          COMMUNITY BANCORP, INC.
                CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                (Unaudited)


                                    Three months ended     Nine months ended
                                       September 30,          September 30,
                                   -------------------    -------------------
                                     2002        2001       2002       2001
                                   --------   --------    --------   --------

Basic earnings per common share   $    .246  $    .236   $    .725  $    .655

Diluted earnings per common share $    .245  $    .236   $    .723  $    .655

Dividends per share               $    .078  $    .066   $    .226  $    .186

Basic weighted average number
 of shares                        5,963,885  5,940,606   5,951,947  5,929,105

Diluted weighted average number
 of shares                        5,986,793  5,948,455   5,969,765  5,932,877

The accompanying notes are an integral part of these unaudited, consolidated financial statements.



                           COMMUNITY BANCORP, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Unaudited)


                                    Three months ended      Nine months ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      2002      2001        2002        2001
                                   ---------  ---------   ---------  ---------
Net income                        $1,467,493 $1,406,650  $4,315,976 $3,883,489
Other comprehensive income:
  Unrealized securities gains
   arising during period             658,361    726,708     793,253  1,496,069
  Income tax on securities gains
   arising during period            (274,931)  (297,441)   (322,205)  (612,341)
                                   ---------  ---------   ---------  ---------
  Net unrealized securities gains
   arising during period             383,430    429,267     471,048    883,728
                                   ---------  ---------   ---------  ---------
  Less:  reclassification
   adjustment for securities
    gains included in income          (3,843)        --     (99,125)        --
  Income tax on securities (gains)
   included in income                  1,571         --      34,871         --
                                   ---------  ---------    --------  ---------
  Net reclassification adjustments
   for securities (gains) losses
   included in net income             (2,272)        --     (64,254)        --
                                   ---------  ---------   ---------  ---------

Other comprehensive income           381,158    429,267     406,794    883,728
                                   ---------  ---------   ---------  ---------
Comprehensive income              $1,848,651 $1,835,917  $4,722,770 $4,767,217
                                   =========  =========   =========  =========

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                            COMMUNITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                     Nine months ended
                                                       September 30,
                                                 ------------------------
                                                    2002          2001
                                                 ---------     ----------
Cash flows from operating activities:
  Net income                                     $4,315,976    $ 3,883,489
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     (Increase)decrease in mortgage loans
        held for sale                            (1,372,327)         2,346
      Provision for loan losses                     135,000             --
      Gain on sale of securities                    (99,125)            --
      Depreciation and amortization                 733,389        758,446
      Amortization of securities discounts
        and premiums, net                           335,190         52,459
      Deferred income taxes                             114             --
      Net change in other liabilities            (1,238,466)      (102,487)
      Net change in other assets                   (132,155)       482,677
                                                 ----------     ----------
Net cash provided by operating activities         2,677,596      5,076,930
                                                 ----------     ----------
Cash flows from investing activities:
  Maturities and principal repayments of
    securities available for sale                12,044,079     15,732,486
  Maturities and principal repayments of
    securities held to maturity                  17,471,031     45,204,565
  Purchases of securities available for sale    (14,300,838)   (26,070,269)
  Purchases of securities held to maturity      (22,119,186)   (43,427,461)
  Sales of securities available for sale          6,037,711             --
  Net change in federal funds sold               (7,619,586)    (2,172,352)
  Net change in loans                            (8,248,926)    (6,981,343)
  Acquisition of property, plant and equipment     (470,144)      (761,002)
                                                 ----------     ----------
Net cash used in investing activities           (17,205,859)   (18,475,376)
                                                 ----------     ----------
Cash flows from financing activities:
  Net change in deposits                         20,481,309     19,915,348
  Net change in borrowings                        4,623,729             --
  Net change in repurchase agreements            (6,838,289)    (2,106,575)
  Sale of treasury stock                            244,429        235,485
  Dividends paid                                 (1,302,739)    (1,042,555)
                                                 ----------     ----------
Net cash provided by financing activities        17,208,439     17,001,703
                                                 ----------     ----------
Net increase in cash and due from banks           2,680,176      3,603,257
                                                 ----------     ----------
Cash and due from banks at beginning of period   19,876,999     16,472,547
                                                 ----------     ----------
Cash and due from banks at end of period        $22,557,175    $20,075,804
                                                 ==========     ==========

The accompanying notes are an integral part of these unaudited, consolidated financial statements.






Supplemental disclosures:

  1. Cash paid for interest was $4,363,268 and $6,716,231 for the nine months ended September 30, 2002 and 2001, respectively.


  2. Cash paid for income taxes was $2,315,927 and $2,070,367 for the nine months ended September 30, 2002 and 2001, respectively.



                           COMMUNITY BANCORP, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 2002
_____________________________________________________________________________

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

                       PART I - FINANCIAL INFORMATION
                                ---------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
-------
The Company recorded net income of $4,315,976 for the nine months ended September 30, 2002, representing an increase of $432,487 or 11.1% over $3,883,489 for the same period in 2001. Basic earnings per share of $.725 for the current period represented an increase of $.070 from $.655 for the nine months ended September 30, 2001. Diluted earnings per share of $.723 for the current period represented an increase of $.068 from $.655 for the nine months ended September 30, 2001.

The improvement in net income resulted primarily from an increase in net interest income and noninterest income, and a decrease in most noninterest expense categories, partially offset by an increase in salaries and benefits.

Deposits of $339,547,648 at September 30, 2002 increased by $20,481,309 or 6.4% from $319,066,339 at December 31, 2001. The increase in deposits occurred in the interest-bearing categories.

Loans of $196,643,440 at September 30, 2002 increased by $8,190,737 or 4.3%
from $188,452,703 at December 31, 2001. This increase took place in the commercial loan and home equity loan categories, partially offset by a decrease in the real estate mortgage category. Noncurrent loans (nonaccrual loans, troubled debt restructurings and loans 90 days or more past due but still accruing) totaled $270,869 and $332,981 at September 30, 2002 and December 31, 2001, respectively.

Assets of $423,680,356 at September 30, 2002 represented a $20,974,612 or 5.2%
increase from $402,705,744 at December 31, 2001.

                  Nine months ended September 30, 2002 as Compared To
                        Nine months ended September 30, 2001
                        ------------------------------------
Net Interest Income
-------------------
Interest income for the nine months ended September 30, 2002 was $16,996,826, representing a decrease of $1,835,129 or 9.7% from $18,831,955 for the nine months ended September 30, 2001, primarily due to lower interest rates in 2002, partially offset by an increase in average loan and securities balances in 2002. Interest expense was $4,294,356, representing a decrease of $2,589,235 or 37.6% from $6,883,591 for the nine months ended September 30, 2001, primarily due to lower interest rates in 2002, partially offset by higher average interest bearing deposit and borrowing balances in 2002. Net interest income for the nine months ended September 30, 2002 was $12,702,470, representing an increase of $754,106 or 6.3% from $11,948,364 for the nine months ended September 30, 2001.

Noninterest Income and Expense
------------------------------
Noninterest income for the nine months ended September 30, 2002 was $3,625,637, representing an increase of $31,950 or 0.9% from $3,593,687 for the nine months ended September 30, 2001. This increase was primarily the result of increases in gains on sales of securities, other charges commissions and fees, and service charges, partially offset by a decrease in merchant credit card assessments. Noninterest expense for the nine months ended September 30, 2002 of $9,581,795 increased by $14,140 or 0.15% from $9,567,655 for the same period in 2001. This increase was primarily the result of an increase in salaries and benefits, partially offset by decreases occupancy, credit card processing, professional fees, marketing and advertising, and other expense.

Provision for Loan Losses
-------------------------
The provision for loan losses for the nine months ended September 30, 2002 was $135,000, compared to $0 for the nine months ended September 30, 2001. This increase reflects management's continuing evaluation of the adequacy of the allowance for loan losses.

Income Taxes
------------
Income tax expense of $2,295,336 for the nine months ended September 30, 2002 compared to $2,090,907 for the same period in 2001. The increase was the result of an increase in taxable income during the current period.

Net Income
----------
Net income of $4,315,976 for the first nine months of 2002 represented an increase of $432,487 or 11.1% from $3,883,489 recorded for the first nine months of 2001. Basic earnings per share of $.725 for the current period represented an increase of $.070 from $.655 for the nine months ended September 30, 2001. Diluted earnings per share of $.723 for the nine months ended September 30, 2002 represented an increase of $.068 from $.655 for the nine months ended September 30, 2001.

                Three months ended September 30, 2002 as Compared To
                       Three months ended September 30, 2001
                       -------------------------------------
Net Interest Income
-------------------
Interest income for the three months ended September 30, 2002 was $5,662,765, representing a decrease of $455,160 or 7.4% from $6,117,925 for the three months ended September 30, 2001, primarily due to lower interest rates in 2002, partially offset by an increase in average loan and securities balances in 2002. Interest expense was $1,377,481, representing a decrease of $742,510 or 35.0% from $2,119,991 for the three months ended September 30, 2001, primarily due to lower interest rates in 2002, partially offset by higher average interest bearing deposit and borrowing balances in 2002. Net interest income for the three months ended September 30, 2002 was $4,285,284, representing an increase of $287,350 or 7.2% from $3,997,934 for the three months ended September 30, 2001.

Noninterest Income and Expense
------------------------------
Noninterest income for the three months ended September 30, 2002 was $1,160,271 representing a decrease of $62,481 or 5.1% from $1,222,752 for the three months ended September 30, 2001. This decrease was primarily the result of a decrease in merchant credit card assessments, partially offset by an increase in other charges, commissions and fees.

Noninterest expense for the three months ended September 30, 2002 of $3,149,709 was up $70,247 or 2.3% from $3,079,462 for the corresponding period in 2001, primarily the result of increases in salaries and benefits and marketing and advertising, partially offset by a decrease in credit card processing and other expense.

Provision for Loan Losses
-------------------------
The provision for loan losses for the three months ended September 30, 2002 was $45,000, compared to $0 for the three months ended September 30, 2001. This increase reflects management's continuing evaluation of the adequacy of the allowance for loan losses.

Income Taxes
------------
Income tax expense of $783,353 for the three months ended September 30, 2002 compared to $734,574 for the corresponding period in 2001. The increase was the result of an increase in taxable income during the current period.

Net Income
----------
Net income of $1,467,493 for the three months ended September 30, 2002 represented an increase of $60,843 or 4.3% from $1,406,650 recorded for the corresponding period in 2001. Basic earnings per share of $.246 for the current period represented an increase of $.010 from $.236 for the three months ended September 30, 2001. Diluted earnings per share of $.245 for the three months ended September 30, 2002 represented an increase of $.009 from $.236 for the three months ended September 30, 2001.

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

Securities
----------
The Company's securities portfolio consists of obligations of the U.S. Government sponsored agencies, mortgage backed securities, obligations of various municipalities, and corporate bonds. Those assets are used in part to secure public deposits and as collateral for repurchase agreements. Total securities were $172,702,627 at September 30, 2002, representing an increase of $1,319,801 or 0.8% from $171,382,826 at December 31, 2001. Securities classified as available for sale were $70,982,910 and $74,116,739 at September 30, 2002 and December 31, 2001 respectively. In addition to the redemption of the Company's shares of stock in the regional ATM network (NYCE) when that company was sold, the Company sold $5.9 million in variable rate and short term available for sale bonds. The sales took place in order to take advantage of current interest rate conditions and improve investment yields.

Liquidity and Capital Resources
-------------------------------
The Company's primary sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of securities. These sources provide funds for loan originations, the purchase of securities and other activities. Deposits are considered a relatively stable source of funds. At September 30, 2002 and December 31, 2001, deposits were $339,547,648 and $319,066,339, respectively.

As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its securities as collateral. Also, the Bank is a member of the

Federal Home Loan Bank which provides additional borrowing opportunities. Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations. At September 30, 2002, the Company's Tier 1 leverage capital ratio was 9.14%. Regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At September 30, 2002 the Company's Tier 1 and total risk-based capital ratios were 16.34% and 17.51%, respectively. The Bank is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

Asset/Liability Management
--------------------------
The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.

It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's negative one-year cumulative gap position at September 30, 2002, representing the excess of repricing liabilities versus repricing assets within a one year time frame, was 0.2% expressed as a percentage of total assets.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Within the 90 day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or


                                  -13
submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                      PART II - OTHER INFORMATION

Item 5.  OTHER INFORMATION

On September 17, 2002, the Company's Board of Directors declared a third quarter 2002 cash dividend of $.078 per share of common stock to shareholders of record at September 1, 2002, payable on October 15, 2002.

On October 1, 2002, the Company initiated a tender offer to purchase up to 222,222 shares of its outstanding common stock, par value $2.50, at a price of $13.50 per share. The tender offer expired on November 1, 2002. A total of 134,505 shares of the Company's Common Stock were validly tendered, not withdrawn, and accepted for purchase. There was no proration.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

   99.(a)(1) Certification of Financial Statements by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.(a)(2) Certification of Financial Statements by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

         The Company did not file a Form 8-K during the quarter ended September 30, 2002.

                                SIGNATURES
                                ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COMMUNITY BANCORP, INC.




Date:  November 8, 2002       By: /s/ James A. Langway
                                  ---------------------------
                                  James A. Langway
                                  President & Chief Executive Officer
                                  Principal Executive Officer





Date:  November 8, 2002       By: /s/ Donald R. Hughes, Jr.
                                  ---------------------------
                                  Donald R. Hughes, Jr.
                                  Treasurer and Clerk,
                                  Principal Financial Officer and
                                    Principal Accounting Officer

                       CERTIFICATIONS PURSUANT TO
              SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James A. Langway, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Community Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     DATE:  November 8, 2002           /s/ James A. Langway
                                       ----------------------------
                                       James A. Langway
                                       President and Chief Executive Officer


I, Donald R. Hughes, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Community Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     DATE:  November 8, 2002           /s/ Donald R. Hughes, Jr.
                                       ------------------------------
                                       Donald R. Hughes, Jr.
                                       Treasurer and Clerk and
                                         Chief Financial Officer

                              EXHIBIT INDEX
                              -------------

 EXHIBIT                       DESCRIPTION
 -------                       -----------
  99.(a)(1) Certification of Financial Statements by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.(a)(2) Certification of Financial Statements by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.