Form 10-K
period 2002-12-31
COMMUNITY BANCORP INC /MA/
filed 2003-03-25
CIK 742170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                 Yes        [X]                        No       [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                 Yes        [X]                        No       [ ]

The aggregate market value of voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was $46,637,052.


The total number of shares of common stock outstanding at March 17, 2003 was 5,829,780.




                       Documents Incorporated By Reference
                       -----------------------------------

Parts II, III and IV incorporate information by reference from the Annual Report to shareholders for the year ended December 31, 2002.

                    CAUTIONARY STATEMENT FOR PURPOSES OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
                ------------------------------------------------

     This report of Community Bancorp, Inc. (the "Company") on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains, in addition to historic factual information, "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. When used in this and other Reports filed by the Company, the words "anticipate", "estimate", "expect", "intend", "assume", "should", "will", and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a variety of risks and uncertainties. The Company wishes to caution readers that the following important factors, among others, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company herein:

  1. The effect of changes in laws and regulations, including federal and state banking laws and regulations with which the Company and its subsidiary, Community National Bank (the "Bank"), must comply;

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

     Any forward-looking statements contained in this report were based on information, plans and estimates at the date of this report, and the Company assumes no obligation to update any forward-looking statements to reflect new information, future events or other changes.

                               TABLE OF CONTENTS
                               -----------------

                                                                       Page #
                                                                       ------
PART I
------

Item 1.        Business                                                    1
Item 2.        Properties                                                 14
Item 3.        Legal Proceedings                                          14
Item 4.        Submissions of Matters to a Vote of Security Holders       14


PART II
-------

Item 5.        Market for Registrant's Common Equity and Related
                 Stockholder Matters                                      14
Item 6.        Selected Financial Data                                    15
Item 7.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      15
Item 7A.       Quantitative and Qualitative Disclosures About
                 Market Risk                                              19
Item 8.        Consolidated Financial Statements and Supplementary Data   19
Item 9.        Changes in and Disagreements With Accountants On
                 Accounting and Financial Disclosure                      20


PART III
--------

Item 10.       Directors and Executive Officers                           21
Item 11.       Executive Compensation                                     23
Item 12.       Security Ownership of Certain Beneficial Owners
                 and Management                                           26
Item 13.       Certain Relationships and Related Transactions             28
Item 14.       Controls and Procedures                                    28


PART IV
-------

Item 15.       Exhibits and Financial Statements                          29
               Exhibit Index                                              30

SIGNATURES                                                                32

CERTIFICATIONS                                                            34

SUPPLEMENTAL INFORMATION                                                  36

                                    PART I
                                    ------

ITEM 1.  BUSINESS

     Community Bancorp, Inc., a Massachusetts corporation (the "Company"), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Company has one subsidiary, Community National Bank, a national banking association (the "Bank"). The Company owns all the outstanding shares of the Bank. At present, the Company conducts no activities independent of the
Bank. In 1992, the Bank formed Community Securities Corporation as a wholly-owned subsidiary. The activities of this subsidiary consist of buying, selling, dealing in or holding securities in its own behalf and not as a broker. In 1998, the Bank formed Community Benefits Consulting, Inc. as a wholly owned subsidiary. The activities of this subsidiary consist of providing consulting services to small businesses in the areas of employee benefits and human resources administration.

     The Bank is engaged in substantially all of the business operations customarily conducted by an independent commercial bank in Massachusetts. Banking services offered include acceptance of checking, savings and time deposits, and the making of commercial, real estate, installment and other loans. The Bank also offers official checks, travelers' checks, safe deposit boxes and other customary bank services to its customers. In 1999, the Bank introduced fully-transactional Internet-based online banking services for both retail and business customers. In 2000, the Bank introduced investment management and trust services. In 2002, the Bank was licensed by the Massachusetts Insurance Commissioner's office to sell insurance products directly to the public. To date, the Bank's activities in trust services and insurance sales have not been significant.

     The business of the Bank is not significantly affected by seasonal factors.

     In the last five years the Bank derived its operating income from the following sources:

                                              % of Operating Income
                                        --------------------------------
                                        2002   2001   2000   1999   1998
                                        ----   ----   ----   ----   ----
Interest and fees on loans               49%    50%    52%    53%    52%
Interest and dividends on
  securities and federal funds sold      33     33     33     31     31
Charges, fees and other sources          18     17     15     16     17
                                        ---    ---    ---    ---    ---
                                        100%   100%   100%   100%   100%
                                        ===    ===    ===    ===    ===

COMPETITION
-----------

     The Bank generally concentrates its activities within a 25 mile radius of Hudson, Massachusetts and currently operates full service branch offices in Hudson, Acton, Boxborough, Concord, Framingham, Marlborough, Stow and Sudbury, Massachusetts. These communities are generally characterized by a growing residential population and moderate to high household income. In addition to its main office, the Bank also operates a full service branch office, a consumer lending office and a remote ATM facility in the Town of Hudson.

     The banking business in the Bank's market area is highly competitive, and the bank faces considerable competition for loan originations and for the attraction and retention of deposits. Competition for loan originations comes primarily from other commercial banks, thrift institutions, credit unions and mortgage companies. The Bank also faces competition from numerous other financial institutions, both locally and nation-wide, which utilize the Internet to solicit and service customers. The Company competes for loans on the basis of product variety and flexibility, competitive interest rates and fees, service quality and convenience. Management believes that the Company's emphasis on personal service and convenience, coupled with active involvement in the communities it serves, contributes to its ability to compete successfully.

     Under the Gramm-Leach-Bliley Act of 1999 (the "Gramm-Leach-Bliley Act"), effective March 11, 2000, securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The Company continues to monitor developments resulting from the passage of this legislation.

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

     The passage by Congress of the Sarbanes-Oxley Act of 2002 (the "Act") and the resulting SEC rules adopted by the Securities and Exchange Commission pursuant to the implementation of the Act impose additional corporate governance requirements on public companies. These requirements include additional financial statement disclosures, CEO and CFO certification of financial statements and additional audit committee responsibilities. The Company is subject to many of those requirements.

REGULATION OF THE BANK
----------------------

     The Bank is a national banking association chartered under the National Bank Act. As such, it is subject to the supervision of the Comptroller of the Currency ("OCC") and is examined by his office. In addition, it is subject to examination by the Federal Reserve Board, by reason of its membership in the Federal Reserve System, and by the Federal Deposit Insurance Corporation, by reason of the insurance of its deposits by such corporation. Areas in which the Bank is subject to regulation by federal authorities include loss reserves, loans, investments, trust services, sales of investment securities, participation in mergers and consolidations, compliance with applicable laws and regulations, and certain transactions with or in the stock of the Company.

Community Reinvestment Act: The Community Reinvestment Act ("CRA") requires the OCC to evaluate the Bank's performance in helping to meet the credit needs of the community. Management believes the Bank is currently in compliance with all CRA requirements.

Customer Information Security: The OCC, the Federal Reserve Board and other bank regulatory agencies have adopted guidelines (the "Guidelines") for safeguarding confidential customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy: The Gramm-Leach-Bliley Act requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires the Company to explain to consumers the Company's policies and procedures regarding the disclosure of such nonpublic information, and, except as otherwise required by law, the Company is prohibited from disclosing such information except as provided in the Company's policies and procedures.

USA Patriot Act: The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depositary institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act requires financial institutions to implement additional policies and procedures with respect to money laundering, suspicious activities and currency transactions reporting.

EMPLOYEES
---------

     The Company and the Bank employ 128 full-time equivalent employees.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following tables present the condensed average balance sheets and the components of net interest differential for the years ended December 31, 2002, 2001 and 2000. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a taxable equivalent basis.


(Dollars in thousands)                            2002
----------------------            -------------------------------------
                                                  Interest &
                                     Average       Dividend       Yield/
ASSETS                               Balance       Inc./Exp.       Rate
                                  ------------   -----------      -----
Federal funds sold                  $ 23,400        $   338       1.44%
Deposits with banks                      841              9       1.07%
Securities:
  Taxable (1)                        147,906          7,380       4.99%
  Non-taxable (2)                     19,806          1,435       7.25%
  Preferred stock                      6,432            403       6.27%
Total loans and leases (2)(3)        193,559         13,607       7.03%
                                     -------         ------       ----
      Total earning assets           391,944         23,172       5.91%
                                     -------         ------       ----

Reserve for loan losses               (2,725)
Other non interest-
  bearing assets                      30,149
                                     -------
Total average assets                $419,368
                                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing deposits:
  Savings, money market and NOW     $146,362       $ 1,064       0.73%
  Time deposits                      105,812         3,732       3.53%
  Repurchase agreements               34,688           437       1.26%
  Federal Home Loan Bank of Boston
    advances                          13,521           403       2.98%
                                     -------        ------       ----
   Total interest-bearing
       liabilities                   300,383         5,636       1.88%
                                     -------        ------       ----

Non interest-bearing deposits         77,929
Other non interest-bearing
  liabilities                          2,586
Stockholders' equity                  38,470
                                     -------
Total average liabilities
  and stockholders' equity          $419,368
                                     =======

Net interest income                                $17,536
                                                    ======
Net yield on interest
  earning assets                                                 4.47%
                                                                 ====

  (1) Includes Federal Home Loan Bank of Boston stock.

  (2) Interest income and yield are stated on a fully taxable-equivalent  basis.
      The total amount of adjustment is $598,000. A federal tax rate of 34% was used in performing this calculation.

  (3) The average balances of non-accruing loans and loans held for sale are included in the loan balance.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)


(Dollars in thousands)                            2001
----------------------            -------------------------------------
                                                  Interest &
                                     Average       Dividend       Yield/
ASSETS                               Balance       Inc./Exp.       Rate
                                  ------------   -----------      -----
Federal funds sold                  $ 34,507        $ 1,305       3.78%
Deposits with banks                      432             15       3.47%
Securities:
  Taxable (1)                        123,416          7,325       5.94%
  Non-taxable (2)                     18,298          1,343       7.34%
  Preferred stock                      4,613            306       6.63%
Total loans and leases (2)(3)        180,533         14,998       8.31%
                                     -------         ------       ----
      Total earning assets           361,799         25,292       6.99%
                                     -------         ------       ----

Reserve for loan losses               (2,773)
Other non interest-
  bearing assets                      26,559
                                     -------
Total average assets                $385,585
                                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing deposits:
  Savings, money market and NOW     $142,606        $ 2,243       1.57%
  Time deposits                       97,452          5,111       5.24%
  Repurchase agreements               37,165          1,275       3.43%
  Federal Home Loan Bank of Boston
    advances                             219              5       2.48%
                                     -------         ------       ----
   Total interest-bearing
       liabilities                   277,442          8,634       3.11%
                                     -------         ------       ----

Non interest-bearing deposits         70,877
Other non interest-bearing
  liabilities                          2,754
Stockholders' equity                  34,512
                                     -------
Total average liabilities
  and stockholders' equity          $385,585
                                     =======

Net interest income                                 $16,658
                                                     ======
Net yield on interest
  earning assets                                                  4.60%
                                                                  ====

  (1) Includes Federal Home Loan Bank of Boston stock.

  (2) Interest income and yield are stated on a fully taxable-equivalent  basis.
      The total amount of adjustment is $556,000. A federal tax rate of 34% was used in performing this calculation.

  (3) The average balances of non-accruing loans and loans held for sale are included in the loan balance.


DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)


(Dollars in thousands)                            2000
----------------------            -------------------------------------
                                                  Interest &
                                     Average       Dividend       Yield/
ASSETS                               Balance       Inc./Exp.      Rate
                                  ------------   -----------      -----
Federal funds sold                  $ 26,891        $ 1,682       6.25%
Deposits with banks                      258             14       5.43%
Securities:
  Taxable (1)                        114,423          7,188       6.28%
  Non-taxable (2)                     13,138            949       7.22%
  Preferred stock                         --             --         --
Total loans and leases (2)(3)        169,014         14,852       8.79%
                                     -------         ------       ----
      Total earning assets           323,724         24,685       7.63%
                                     -------         ------       ----

Reserve for loan losses               (2,914)
Other non interest-
  bearing assets                      27,064
                                     -------
Total average assets                $347,874
                                     =======

LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest-bearing deposits:
  Savings, money market and NOW     $133,045        $ 3,164       2.38%
  Time deposits                       84,386          4,497       5.33%
  Repurchase agreements               32,247          1,693       5.25%
  Federal Home Loan Bank of Boston
    advances                              --             --         --
                                     -------         ------       ----
   Total interest-bearing
       liabilities                   249,678          9,354       3.75%
                                     -------         ------       ----

Non interest-bearing deposits         66,238
Other non interest-bearing
  liabilities                          2,117
Stockholders' equity                  29,841
                                     -------
Total average liabilities
  and stockholders' equity          $347,874
                                     =======

Net interest income                                 $15,331
                                                     ======
Net yield on interest
  earning assets                                                  4.74%
                                                                  ====

  (1) Includes Federal Home Loan Bank of Boston stock.

  (2) Interest income and yield are stated on a fully taxable-equivalent  basis.
      The total amount of adjustment is $358,000. A federal tax rate of 34% was used in performing this calculation.

  (3) The average balances of non-accruing loans and loans held for sale are included in the loan balance.


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


                                           2002 as compared to 2001,
                                              Due to a change in:
                                   -------------------------------------
(Dollars in thousands)               Volume         Rate          Total
----------------------               ------        ------        ------
Interest and dividend income from:
  Federal funds sold                 $ (160)       $ (807)       $ (967)
  Deposits with banks                     4           (10)           (6)
  Securities:
    Taxable (1)                       1,227        (1,172)           55
    Non-taxable                         108           (16)           92
    Preferred stock                     114           (17)           97
  Loans & leases                        920        (2,311)       (1,391)
                                      -----         -----         -----
Total                                 2,213        (4,333)       (2,120)
                                      -----         ------        -----
Interest expense on:
  Interest-bearing deposits:
    Savings, money market and NOW        19        (1,198)       (1,179)
    Time deposits                       287        (1,666)       (1,379)
    Repurchase agreements               (32)         (806)         (838)
    FHLBB advances                      396             2           398
                                      -----        ------         -----
Total                                   670        (3,668)       (2,998)
                                      -----        ------         -----
Net interest income                  $1,543        $ (665)       $  878
                                      =====         =====         =====


                                           2001 as compared to 2000,
                                              Due to a change in:
                                   -------------------------------------
(Dollars in thousands)               Volume         Rate          Total
----------------------               ------        ------        ------
Interest and dividend income from:
  Federal funds sold                 $  287        $ (664)       $ (377)
  Deposits with banks                     6            (5)            1
  Securities:
    Taxable (1)                         526          (389)          137
    Non-taxable                         378            16           394
    Preferred stock                     306            --           306
  Loans & leases                        957          (811)          146
                                      -----         -----         -----
Total                                 2,460        (1,853)          607
                                      -----         ------        -----
Interest expense on:
  Interest-bearing deposits:
    Savings, money market and NOW       157         (1,078)        (921)
    Time deposits                       690            (76)         614
    Repurchase agreements               169           (587)        (418)
    FHLBB advances                        5             --            5
                                      -----         ------        -----
Total                                 1,021         (1,741)        (720)
                                      -----         ------        -----
Net interest income                  $1,439         $ (112)      $1,327
                                      =====          =====        =====

  Note: The change due to the volume/rate variance has been allocated to volume.

  (1) Includes Federal Home Loan Bank of Boston stock.


SECURITIES PORTFOLIO
--------------------

     The  following   table  indicates  the  carrying  value  of  the  Company's consolidated securities portfolio at December 31, 2002, 2001 and 2000.


(Dollars in thousands)                   2002       2001       2000
----------------------                 -------    -------    -------
U.S. Government agencies ..........   $148,683   $137,772   $125,009
Obligations of states and political
  subdivisions ....................     19,118     20,348     16,273
Preferred stock ...................      6,356      6,635         --
Corporate debt securities .........      5,153      5,208         --
Other securities ..................        154        175        175
                                       -------    -------    -------
              Total ...............   $179,464   $170,138   $141,457
                                       =======    =======    =======

     The following table shows the maturities, carrying value and weighted average yields of the Company's consolidated securities portfolio at December 31, 2002. The yields are calculated by dividing the annual interest, net of amortization of premiums and accretion of discounts, by the amortized cost of the securities at the dates indicated. The yields on state and municipal securities are presented on a taxable equivalent basis.


                                                  After one         After five
    Maturing:                      Within         but within        but within         After
    --------                      one year        five years        ten years        ten years
                               -------------    -------------    -------------    -------------
(Dollars in thousands)         Amount  Yield    Amount  Yield    Amount  Yield    Amount  Yield
----------------------         ------  -----    ------  -----    ------  -----    ------  -----
U.S. Govt. agencies
 held to maturity              $7,450   4.20%  $10,816   4.11%   $5,140   3.16%       --     --

U.S. Govt. agencies
 available for sale             6,015   3.90%   47,788   4.54%       --     --        --     --

State and political subdivi-
 sions held to maturity           305   6.44%       --     --    10,465   7.50%   $8,348   7.39%

Mortgage-backed securities
 held to maturity              22,204   5.33%   37,174   5.33%    7,644   5.33%       --     --

Mortgage-backed securities
 available for sale             3,527   5.17%      925   6.00%       --     --        --     --

Corporate debt securities          --     --     5,153   5.70%       --     --        --     --


     Current estimated prepayment speed assumptions were used in estimating the maturities of mortgage-backed securities in the above table. At December 31, 2002, the Company did not own securities of any issuer where the aggregate book value of such securities exceeded ten percent of the Company's stockholders' equity.


LOAN PORTFOLIO
--------------

     The following table summarizes the distribution of the Bank's loan portfolio, net of unearned discount and unearned net loan origination fees, as of December 31 for each of the years indicated:


(Dollars in thousands)        2002     2001     2000     1999     1998
----------------------       ------   ------   ------   ------   ------
Commercial and industrial  $ 26,180 $ 26,993 $ 24,206 $ 23,419 $ 21,127
Real estate - residential    80,654   81,231   76,945   66,788   55,055
Real estate - commercial     79,416   64,436   57,870   58,485   47,399
Real estate - construction    2,474    1,628    2,077    1,454    2,795
Loans to individuals         12,063   13,548   14,165   13,544   13,197
Other                           602      617      766      670      651
                            -------  -------  -------  -------  -------
              Total loans  $201,389 $188,453 $176,029 $164,360 $140,224
                            =======  =======  =======  =======  =======

     Loan maturities for commercial and real estate (construction) loans only at December 31, 2002 were as follows: $14.4 million due in one year or less; $11.6 million due after one year through five years; $2.7 million due after five years. Of the Bank's commercial and real estate (construction) loans due after one year, $4.9 million have floating or adjustable rates and $9.4 million have fixed rates.

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


(Dollars in thousands)    2002   2001   2000   1999   1998
----------------------    ----   ----   ----   ----   ----
Nonaccrual loans          $235   $320   $558   $684   $913
Accruing loans past due
 90 days or more            10     13      2     --      2
Restructured loans          --     --     --     --     --
                           ---    ---    ---    ---    ---
              Total       $245   $333   $560   $684   $915
                           ===    ===    ===    ===    ===


     For the period ended December 31, 2002, the reduction of interest income associated with nonaccrual and restructured loans was $20,000. The interest on these loans that was included in interest income for 2002 was $22,000.

POTENTIAL PROBLEM LOANS
-----------------------

     As of December 31, 2002 other than the above, there were no loans where management had serious doubts as to the ability of the borrowers to comply with the present loan repayment terms.

CONCENTRATIONS OF CREDIT
------------------------

     As of December 31, 2002, except as disclosed in the above table, there were no concentrations of loans exceeding 10% of total loans.

SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------

     The following table summarizes historical data with respect to loans outstanding (including loans held for sale), loan losses and recoveries, and the allowance for loan losses at December 31 for each of the years indicated:


(Dollars in thousands)           2002       2001      2000      1999      1998
----------------------         -------    -------   -------   -------   -------
Average outstanding loans (1) $193,559   $180,533  $169,014  $154,304  $138,311
                               =======    =======   =======   =======   =======

ALLOWANCE FOR LOAN LOSSES
-------------------------

(Dollars in thousands)           2002       2001      2000      1999      1998
----------------------         -------    -------   -------   -------   -------
Balance - beginning of year    $ 2,685    $ 2,812   $ 3,042   $ 2,981   $ 3,216
                                 =====      =====     =====     =====     =====

 Charge-offs:
  Commercial and industrial        (89)      (85)     (111)      (36)      (37)
  Real estate - residential         --        --       (42)       --      (132)
  Real estate - commercial          --       (70)     (118)       --       (59)
  Real estate - construction        --        --        --        --        --
  Loans to individuals            (161)     (107)     (200)      (76)      (76)
                                 -----     -----     -----     -----     -----
     Total charge-offs            (250)     (262)     (471)     (112)     (304)

Recoveries:
  Commercial and industrial         19       115        58       153        48
  Real estate - residential         39        --        27         1         6
  Real estate - commercial          36        --        18         8         2
  Real estate - construction        --        --        --        --        --
  Loans to individuals              24        20       138        11        13
                                 -----     -----     -----     -----     -----
     Total recoveries              118       135       241       173        69

Net (charge-off) recovery         (132)     (127)     (230)       61      (235)

Provision for loan losses          180        --        --        --        --
                                 -----     -----     -----     -----     -----
Balance - end of year          $ 2,733   $ 2,685   $ 2,812   $ 3,042   $ 2,981
                                 =====     =====     =====     =====     =====
Ratio of net charge-offs to
  average loans                   .07%      .07%      .14%     (.00)%     .17%
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

     The following table reflects the allocation of the allowance for loan losses and the percent of loans in each category to total outstanding loans, including loans held for sale, as of December 31 for each of the years indicated:

                         2002                 2001                 2000                 1999                 1998
                 -------------------  -------------------  ------------------   -------------------  -----------------
                         Percent of           Percent of           Percent of           Percent of           Percent of
                         loans in             loans in             loans in             loans in             loans in
(Dollars in              category to          category to          category             category to          category to
  thousands)     Amount  total loans  Amount  total loans  Amount  total loans  Amount  total loans  Amount  total loans
------------     ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  ---------
Commercial &
  industrial    $  891      13.3%    $  755      14.7%    $  398      14.2%    $  263      14.7%    $  238      15.5%

Real estate -
  residential      206      40.0%       208      43.1%       249      43.7%       596      40.6        197      39.3%

Real estate -
  commercial       908      39.5%       965      34.1%       815      32.9%       227      35.6%       518      33.8%

Real estate -
  construction      --       1.2%        21       0.9%        41       1.2%        15       0.9%        35       2.0%

Loans to
  individuals      242       6.0%       259       7.2%       170       8.0%       128       8.2%       130       9.4%

Imprecision        486       N/A        477       N/A      1,139       N/A      1,813       N/A      1,863       N/A
                 -----     -----      -----     -----      -----     -----      -----     -----      -----     -----
     Total      $2,733     100.0%    $2,685     100.0%    $2,812     100.0%    $2,981     100.0%    $2,981     100.0%
                 =====     =====      =====     =====      =====     =====      =====     =====      =====     =====

     The allocation of the allowance for loan losses to the categories of loans shown above includes both specific potential loss estimates for individual loans and formula allocations deemed to be reasonable to provide for additional potential losses within the categories of loans set forth.


DEPOSITS
--------

     The following table shows the average deposits and average interest rate paid for each of the last three years:

                          2002                2001                 2000
                   -----------------    -----------------    -----------------
(Dollars in         Average  Average     Average  Average     Average  Average
  thousands)        Balance   Rate       Balance   Rate       Balance   Rate
------------        -------  -------     -------  -------     -------  -------
Demand deposits    $ 77,929   0.00%     $ 70,877   0.00%     $ 66,238   0.00%

NOW/FlexValue
 deposits            50,629   0.22%       42,566   0.40%       36,010   0.85%

Money market
 deposits            35,177   1.34%       34,410   2.20%       35,211   3.08%

Savings deposits     60,556   0.80%       65,630   2.01%       61,824   2.83%

Time deposits       105,812   3.53%       97,452   5.24%       84,386   5.33%
                    -------   ----       -------   ----       -------   ----
          Total    $330,103   1.45%     $310,935   2.37%     $283,669   2.70%
                    =======   ====       =======   ====       =======   ====


     As of December 31, 2002, the Bank had certificates of deposit in amounts of $100,000 or more aggregating $53.6 million. These certificates of deposit mature as follows:


(Dollars in thousands)
----------------------

     Maturity                              Amount
     --------                             -------
3 months or less                          $20,105
Over 3 months through 6 months              8,131
Over 6 months through 12 months            12,560
Over 12 months                             12,815
                                           ------
          Total                           $53,611
                                           ======


RETURN ON EQUITY AND ASSETS
---------------------------

     The following table summarizes various financial ratios of the Company for each of the last three years:


                                               Years ended December 31,
                                            ----------------------------
                                            2002        2001        2000
                                            ----        ----        ----
Return on average total
  assets (net income divided
  by average total assets)                  1.32%       1.32%       1.30%


Return on average
  stockholders' equity
  (net income divided by
  average stockholders'
  equity)                                  14.44%      14.72%      15.19%


Dividend payout ratio
  (total declared dividends
  per share divided by diluted
  earnings per share                       33.01%      29.88%      27.14%


Equity to assets (average
  stockholders' equity as
  a percentage of average
  total assets)                             9.17%       8.95%       8.58%



BORROWINGS
----------

     The Bank engages in certain borrowing agreements throughout the year. These are in the ordinary course of the Bank's business. Such borrowings consist of securities sold under repurchase agreements (which are borrowings from customers) and advances from the Federal Home Loan Bank of Boston. The following table summarizes such borrowings at December 31 for each of the years indicated:

                               Weighted   Max.                      Weighted
                               average    amount                    average
                               interest   out-           Average    interest
                  Balance,     rate at    standing       amount     rate
(Dollars in       end of       end of     at any         out-       during
  thousands) the year the year month-end standing the year
------------      -------      --------   ---------      --------   --------
Year ended
 12/31/02
----------
Repurchase
agreements        $24,969       1.15%      $39,241       $34,688      1.26%

Federal Home
Loan Bank
advances           14,395       2.52%       15,000        13,521      2.98%


Year ended
 12/31/01
----------
Repurchase
agreements        $34,023       1.69%      $40,284        $37,165     3.43%

Federal Home
Loan Bank
advances           10,000       2.48%       10,000            219     2.48%


Year ended
 12/31/00
----------
Repurchase
agreements        $33,463       5.78%      $44,089        $32,247     5.25%

Federal Home
Loan Bank
advances               --         --            --             --       --



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.


                                 PART II
                                 -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common stock.

     The record number of holders of the Company's common stock was 457 as of March 17, 2003.

     The  Company   customarily   declares   quarterly  cash  dividends  on  its
outstanding common stock. The following table sets forth the cash dividends per share declared for the years ended December 31, 2002 and 2001:


                                    2002              2001
                                    ----              ----
          First quarter           $ .073            $ .058
          Second quarter            .075              .062
          Third quarter             .078              .066
          Fourth quarter            .081              .071
                                    ----              ----
                 Total            $ .307            $ .257
                                    ====              ====


     For a discussion of restrictions on the ability of the Bank to pay dividends to the Company, see footnote 11 on page 19 of the Annual Report to Shareholders for the year ended December 31, 2002, which is hereby incorporated by reference.

     On May 21, 2002 the Company sold 16,612 unregistered shares of its common stock to the Community Bancorp, Inc. 401(k) Savings Plan and 6,667 unregistered shares of its common stock to the Community Bancorp, Inc. Employee Profit Sharing Plan (which is a component of the 401(k) Savings Plan) at a per-share price of $10.50. The aggregate cash price of these sales was $244,000. Registration of such shares involved in the above transactions was not required because the transactions were exempt pursuant to the private offering provisions of the Securities Act and the rules thereunder. Alternatively, the Company believes that registration of shares issued to its 401(k) Plan was not required because the transaction did not constitute a "sale" under Section 2(3) of the Securities Act.

     On October 1, 2002 the Company implemented an offer to purchase up to 222,222 shares (representing approximately 3.7% of the outstanding shares) of its common stock through a tender offer at a price of $13.50 per share, payable in cash. The offer to purchase expired at 5:00 P.M. on November 1, 2002. A total of 134,505 shares of common stock were tendered in conjunction with the offer. There was no proration of shares.

ITEM 6.  SELECTED FINANCIAL DATA

     A five year summary of selected consolidated financial data for the Company is presented on page 3 of the Annual Report to Shareholders for the year ended December 31, 2002 and is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This  Form  10-K  contains  certain   statements  that  may  be  considered
"forward-looking statements". Forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, those factors described under the caption "Cautionary Statement For Purposes of The Private Securities Litigation Reform Act of 1995" on page "i" of this report.

     The following discussion should be read in conjunction with the accompanying consolidated financial statements included, or incorporated by reference, within this report. Because the Company's principal activity currently is the ownership of the Bank, for ease of reference the term "Company" in this discussion generally will refer to the activities of both the Company and the Bank, except where otherwise noted.

     Management's Discussion and Analysis of Financial Condition and Results of Operations is contained on pages 24 through 27 of the Annual Report to Shareholders for the year ended December 31, 2002 and is hereby incorporated by reference.

CRITICAL ACCOUNTING POLICIES
----------------------------

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

     The Company's significant accounting policies are described in Note 1 to the consolidated financial statements, which is contained on pages 8 through 13 of the Annual Report to Shareholders for the year ended December 31, 2002. The Company's management believes the following accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements:

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

    The formula allowance is a percentage-based estimate based on historical loss experience that assigns required allowance allocations by loan classification based on fixed percentages of all outstanding loan balances.

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

ASSET/LIABILITY MANAGEMENT AND INTEREST RATE RISK
-------------------------------------------------

     It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities in an effort to prudently manage interest rate risk. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Company's ability to adjust the rates of its interest rate sensitive assets in response to such changes. The Company's positive one-year cumulative gap position at December 31, 2002, which represents the excess of rate-sensitive assets versus rate-sensitive liabilities, was 2.2% expressed as a percentage of total assets.

     The following table presents rate-sensitive assets and rate-sensitive liabilities as of December 31, 2002:


                           1 to 6       7 to 12      1 to 2       2 to 5       Over 5
(Dollars in thousands)     Months       Months       Years        Years        Years         Total
---------------------    ----------   ----------   ----------   ---------    ---------   ----------
RATE-SENSITIVE ASSETS
Federal funds sold       $   19,557   $       --   $       --   $       --   $      --   $   19,557
Cash letter                  18,500           --           --           --          --       18,500
Securities                   28,633       24,069       37,598       61,447      27,717      179,464
FHLBB stock                     --            --           --           --       1,442        1,442
Adjustable-rate loans        62,741       13,761       15,020       38,416      13,850      143,788
Fixed-rate loans              7,450        5,331        7,379       15,096      22,345       57,601
Loans held for sale           2,531           --           --           --          --        2,531
                          ---------    ---------    ----------   ----------   --------    ---------
                 Total   $  139,412   $   43,161   $   59,997   $  114,959   $  65,354   $  422,883
                          ---------    ---------    ----------   ---------    --------    ---------

RATE-SENSITIVE LIABILITIES
Demand deposits          $       --   $       --   $       --   $       --   $  83,445   $   83,445
Money market accounts        10,313           --           --           --      28,150       37,533
NOW/FlexValue accounts       16,188           --           --           --      48,565       64,753
Cash management accounts     14,315           --           --           --          --       14,315
Savings accounts             10,547           --           --           --      31,640       42,187
Certificates of deposit      59,643       26,652        6,165       19,445         144      112,049
Repurchase agreements        20,873        3,518           --          578          --       24,969
Borrowed funds                  468       10,485          973        2,469          --       14,395
                          ---------    ---------    ----------   ---------    --------    ---------
                Total    $  132,347   $   40,655   $    7,138   $   22,492   $ 191,014   $  393,646
                          ---------    ---------    ----------   ---------    --------    ---------
Gap                      $    7,065   $    2,506   $   52,859   $   92,467   $(125,660)  $   29,237
                          ==========   =========    =========    =========    ========    =========
Cumulative Gap           $    7,065   $    9,571   $   62,430   $  154,897   $  29,237
                          ==========   =========    =========    =========    ========

Gap as a percent of
  total assets                1.62%        0.58%       12.13%       21.22%     (28.84%)
                              ====         ====        =====        =====       =====

Cumulative gap as a
  percent of total assets     1.62%        2.20%       14.33%       35.55%       6.71%
                              ====         ====        =====        =====       =====

     Whenever possible,  maturity dates or contractual repricing dates have been used in the  preparation  of the above  table.  In  addition  to those  factors,
certain   assumptions  are  utilized  such  as  the  estimation  of  prepayments associated with certain loans and  mortgage-backed  securities.  For purposes of this table,  the Company  considers the cash letter sent for collection each day to convert from a rate-insensitive  asset the day it is sent for collection to a rate-sensitive  asset  the  following  day  when it is  funded  and  becomes  an interest-earning  asset. The Company's historical  experience over more than ten years, during which time interest rates have risen and fallen significantly, has demonstrated  that demand  deposit  balances are  rate-insensitive.  The Company considers  25% of NOW  account,  FlexValue  account,  money  market  account and savings account balances to be  rate-sensitive,  with the remaining 75% of those balances to be  rate-insensitive.  In addition,  certain  money  market  account balances are tied to a short-term  treasury rate and are repriced  monthly.  All certificates of deposit are considered to be rate sensitive. The rate sensitivity or insensitivity of the Company's various balance sheet categories is reflected in the above table.


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

     The Company's interest rate risk policy specifies that if overnight interest rates were to shift upward or downward by 200 basis points over four quarters (i.e. 50 basis points per quarter for four consecutive quarters), estimated net interest income for that twelve month period should decline by no more than 5.00% of net interest income. However, during 2001 the Federal Reserve Board (the "Fed") reduced the overnight federal funds target rate eleven times, and in November of 2002 the Fed reduced the federal funds target rate again. At December 31, 2002, the federal funds target rate stood at 1.25%. The Company's management believes it is highly unlikely that overnight interest rates could fall more than an additional 100 basis points during 2003. Therefore, for purposes of this December 31, 2002 disclosure, the Company has measured the impact on net interest income of a 200 basis point increase and a 100 basis point decrease in overnight interest rates over four consecutive quarters. One-quarter of the increase was projected to take place in each of the four quarters, and one-half of the decrease was projected to take place in each of the first and third quarters. Based upon those assumptions, the following table sets forth the Company's estimated net interest income exposure:



              Rate Change                 Estimated Exposure to
             (Basis Points)                Net Interest Income
              ------------                ---------------------
                 +200                             2.45%
                 -100                            (0.48%)


     The reductions in short-term interest rates implemented by the Federal Reserve Board during 2001 and 2002 reduced the Company's average net yield on earning assets from 4.74% in 2000 to 4.60% in 2001 and 4.47% in 2002. This reduction in the Company's net earning asset yield has resulted primarily from an elevated incidence of fixed-rate home mortgage and commercial loan refinancings, and the Company's limited ability to reduce interest rates on deposit accounts and securities sold under agreements to repurchase due to competitive factors. The Fed's 50 basis point reduction in the federal funds target rate in November of 2002 is expected to place continued pressure on the Company's net interest margin in 2003. Any further reduction in the federal funds target rate during 2003 could place additional pressure on the net interest margin.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements are included on pages 4 through 23 of the Annual Report to Shareholders for the year ended December 31, 2002 and are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective May 21, 2002, the Company's Board of Directors dismissed Arthur Andersen LLP as the Company's independent accountant for the fiscal year ended December 31, 2002. This event was reported to the Securities and Exchange Commission on May 21, 2002 on Form 8-K.

     Effective June 6, 2002, the Company's Audit Committee of the Board of Directors engaged Wolf & Company, P.C. as the Company's independent accountant for the fiscal year ended December 31, 2002. This event was reported to the Securities and Exchange Commission on June 6, 2002 on Form 8-K.

     There were no disagreements between the Company and its present or former independent accountants on accounting or financial disclosure during the 24 months ended December 31, 2002 or in any period subsequent to the most recent financial statements.

                                  PART III
                                  --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth, as to each of the Directors and Executive Officers of the Company and the Bank, such person's age, position, term of office, and all business experience during the past five years. Messrs. Gould, Huehmer, Langway, Murphy and Poplin have been Directors of the Company since 1984. Mr. Frias has been a Director of the Company since 1985, Mr. Parker has been a Director of the Company since 1986, Messrs. Hughes and Webster have been Directors of the Company since 1995, and Ms. Colosi has been a Director of the Company since 1999. Mr. Durkin was elected a Director of the Company effective January 1, 2003. Each Director of the Company is also a Director of the Bank. Each executive officer holds office until the first Director's meeting following the annual meeting of stockholders and thereafter until his or her successor is elected and qualified.


                                                           Business Experience
                                              Term of          During Past
Name             Age    Position              Office           Five Years
--------------   ---    --------              -------  ---------------------------
Grace L. Blunt    48    Senior Vice                    Senior Vice President,
                        President of                     Community National Bank,
                        Bank; Assistant                  Assistant Clerk,
                        Clerk of Company                 Community Bancorp, Inc.

Jennie Lee        47    Director of            2003    President and Treasurer,
  Colosi (1)            Company and                      E. T.& L. Construction
                        Bank                             Corp.

Edward M.
  Durkin (1,2)    42    Director of            2003    Vice President and CFO,
                        Company and                      Sockeye Networks, Inc.;
                        Bank                             formerly Vice President and
                                                         CFO, Open Market, Inc., Vice
                                                         President and CFO, Radview
                                                         Software Ltd., Vice President
                                                         and CFO, StarBurst
                                                         Communications Corporation

Antonio Frias (1) 63    Director of            2003    President and Treasurer,
                        Company and                      S & F Concrete Contractors,
                        Bank                             Inc.

John P. Galvani   46    Exec. Vice                     Executive Vice President and
                        President &                      Chief Operating Officer,
                        COO of Bank                      Community National Bank

I. George         86    Director of            2005    Chairman, Gould's, Inc.
  Gould                 Company and
                        Bank

Horst Huehmer     75    Director of            2004    Retired
                        Company and
                        Bank

Donald R.         53    Treasurer, Clerk       2004    Treasurer, Clerk and Chief
  Hughes, Jr.           and CFO of Company;              Financial Officer, Community
                        Executive Vice                   Bancorp, Inc.; Executive Vice
                        President, CFO                   President, Chief Financial
                        and Cashier of                   Officer and Cashier, Community
                        Bank; Director of                National Bank
                        Company and Bank




James A.          63    President & CEO        2005    President and Chief Executive
  Langway               of Company and Bank;             Officer, Community Bancorp, Inc.
                        Director of Company              and Community National Bank
                        and Bank

Robert E. Leist   49    Senior Vice President          Senior Vice President, Community
                        of Bank                          National Bank

Dennis F.         65    Chairman of the        2003    President and Treasurer, D. F.
  Murphy, Jr. (1)       Board of Company                 Murphy Insurance Agency, Inc.
                        and Bank

David L.          74    Director of            2005    Chairman of the Board, Larkin
  Parker (3)            Company and                      Lumber Co.
                        Bank

Mark Poplin       79    Director of            2004    President and Treasurer,
                        Company and                      Poplin Supply Co.
                        Bank

David W.          61    Director of            2004    President & Treasurer, Knight
  Webster (3)           Company and                      Fuel Co., Inc.
                        Bank


  (1) Ms. Colosi and Messrs. Durkin, Frias and Murphy have been nominated for election at the 2003 Annual Meeting to serve until 2006.

  (2) Mr. Durkin has been designated by the Company's Board of Directors as the "audit committee financial expert" as defined by the SEC's final rules pursuant to Section 407 of the Sarbanes-Oxley Act of 2002. Mr. Durkin is independent of management.

  (3) Mr. Parker and Mr. Webster's wife are cousins.


     No Director holds a directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
--------------------------

     The following table sets forth all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer and the four most highly compensated other executive officers whose aggregate compensation by the Company and the Bank exceeded $100,000 during 2002.

                                                     Long-Term
                                                    Compensation
                           Annual Compensation         Awards
                         -----------------------    ------------
(a)                       (b)     (c)      (d)          (g)          (i)  (1)
                                                     Securities
                                                     Underlying     All Other
Name and                        Salary    Bonus        Options     Compensation
Principal Position       Year    ($)       ($)           (#)           ($)
------------------       ----   ------   -------    ------------   ------------
James A. Langway         2002  $247,403 $ 98,961       20,617        $ 9,733
President and CEO        2001   237,888  103,800       23,789         10,022
of the Company and       2000   226,562   75,000           --          8,974
the Bank

Donald R. Hughes, Jr.    2002   146,191   40,933       12,183          9,055
Treasurer and Clerk of   2001   140,568   51,844       14,057          8,855
Company; Executive Vice  2000   133,874   25,000           --          8,493
President and Cashier
of the Bank

John P. Galvani          2002   125,000   28,000       10,417          6,283
Executive Vice President 2001   114,800   18,900       10,500          5,948
and Chief Operating      2000    98,730   16,000           --          5,536
Officer of the Bank

Grace L. Blunt           2002   120,200   21,876       10,002          5,927
Senior Vice President    2001    96,750   18,772        9,100          5,280
of the Bank              2000    84,240   15,036           --          5,713

Robert E. Leist          2002   106,445   18,380        8,870          3,673
Senior Vice President    2001    96,546   16,944        9,482          3,789
of the Bank              2000    91,948   15,723           --          3,622

Note:
----

 1. The Company  maintains a 401(k)  Savings Plan ("401(k)  Plan") for employees age 21 or over and who meet other requirements.  Prior to December 31, 2001, the Company also  maintained an Employee  Stock  Ownership Plan ("ESOP") for employees age 21 or older who were participants in the Company's  Retirement
    Plan and who met other  requirements.  Effective December 31, 2001, the ESOP was merged into the 401(k) Plan as a profit-sharing  component of the 401(k)
    Plan.  Messrs.  Langway,  Hughes,  Galvani,  and  Leist  and Ms.  Blunt  are
    participants in the Company's  401(k) Plan, and they were also  participants in the ESOP plan prior to December 31, 2001.  Of the $9,733  reported  above
    for  2002  in  column  (i)  for  Mr.  Langway,   $2,855  represents  Company
    profit-sharing   contributions,   $5,972  represents   Company  401(k)  Plan
    contributions and $906 represents group life insurance  premiums paid by the
    Company. Of the $9,055 reported above for 2002 in column (i) for Mr. Hughes,
    $2,672 represents Company profit-sharing contributions, $5,993 represents Company 401(k) Plan contributions and $390 represents group life insurance premiums paid by the Company. Of the $6,283 reported above for 2002 in column (i) for Mr. Galvani, $2,239 represents Company profit-sharing contributions, $3,750 represents Company 401(k)Plan contributions and $294 represents group life insurance premiums paid by the Company. Of the $5,927 reported above for 2002 in column (i) for Ms. Blunt, $2,027 represents
    Company profit-sharing contributions, $3,606 represents Company 401(k) Plan contributions and $294 represents group life insurance premiums paid by the Company. Of the $3,673 reported above for 2002 in column (i) for Mr. Leist, $1,782 represents Company profit-sharing contributions, $1,597 represents
    Company 401(k) Plan contributions and $294 represents group life insurance premiums paid by the Company.


STOCK OPTIONS GRANTED IN 2002
-----------------------------

     The following table sets forth certain information regarding stock options granted during 2002 to the named Executive Officers. The grants reflected in the table were made pursuant to the Company's 2001 Incentive Stock Option Plan for Key Employees.

                                                                   Potential Realizable
                                                                     Value at Assumed
                                                                     Annual Rates of
                                                                Stock Price Appreciation
                   Individual Grants                                 For Option Term
---------------------------------------------------------   ------------------------------
(a)                      (b)          (c)         (d)          (e)        (f)        (g)
                                  % of Total
                      Number of     Options
                         Securities Granted to Exercise
                      Underlying   Employees      or
                       Options     in Fiscal   Base Price   Expiration      5%       10%
Name                  Granted (#)    Period    ($/Share)       Date        ($)       ($)
----                  -----------  ----------  ----------   ----------  --------  --------
James A. Langway        20,617       22.8%      $12.00       02/18/12   $155,591  $394,298
Donald R. Hughes, Jr.   12,183       13.5%       12.00       02/18/12     91,942   232,999
John P. Galvani         10,417       11.5%       12.00       02/18/12     78,614   199,224
Grace L. Blunt          10,002       11.1%       12.00       02/18/12     75,482   191,287
Robert E. Leist          8,870        9.8%       12.00       02/18/12     66,940   169,638


AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS
--------------------------------------------------------------------------

     The following table sets forth certain information regarding stock options exercised during fiscal 2002 and stock options held at December 31, 2002, by the named Executive Officers. No stock appreciation rights ("SARS") are outstanding pursuant to the Company's 2001 Incentive Stock Option Plan for Key Employees.


(a)                      (b)         (c)           (d)                   (e)
                                                 Securities            Value of
                                                 Underlying           Unexercised
                                                Unexercised          In-The-Money
                                                 Options at           Options at
                                               Fiscal Year-End      Fiscal Year-End
                       Shares       Value           (#)                   ($)
                     Acquired on   Realized     Exercisable/         Exercisable/
Name                 Exercise (#)    ($)       Unexercisable      Unexercisable (1)
----                 ------------  --------    --------------     -----------------
James A. Langway          0           $0       5,947 / 38,459     $20,815 / $93,373
Donald R. Hughes, Jr.     0            0       3,514 / 22,726      12,299 /  55,175
John P. Galvani           0            0       2,625 / 18,292       9,188 /  43,188
Grace L. Blunt            0            0       2,275 / 16,827       7,963 /  38,891
Robert E. Leist           0            0       2,371 / 15,982       8,299 /  38,194


Note:
----
 1. There is no  established  public  trading  market for the  Company's  common stock. For purposes of this table, the value of the unexercised in-the-money options at fiscal  year-end has been based upon a fair value of $13.50,  the most recent trade price of the Company's stock at December 31, 2002.


COMPENSATION OF DIRECTORS
-------------------------

     During 2002, Directors of the Bank received a fee of $918 per month and the Chairman of the Board of the Bank received a fee of $1,530 per month. Directors who are not also employees of the Bank also received an annual retainer of $2,000. The Company itself pays no compensation to its Directors for their services.

     During 2001, the Company adopted the "2001 Directors' Plan" (the "Directors' Plan"), which is a non-qualified stock option plan for Directors who are not also employees of the Company. Under the Director's Plan, during 2002 each eligible director was granted options to purchase 2,000 shares of the Company's common stock at a price of $12.00 per share.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
------------------------------------------------------------------------
ARANGEMENTS
-----------

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

     The Company has entered into an Executive Supplemental Income Agreement with James A. Langway, President and Chief Executive Officer of the Company, which commenced July 12, 1988 and which specifies benefits payable to Mr. Langway for a ten (10) year period following the date on which he ceases to be employed by the Company. The Agreement provides that the Company will pay Mr. Langway $40,774 each year, increased by increases in the Consumer Price Index, for a ten (10) year period following the date he ceases to be employed by the

Company for any cause whatsoever after attaining age 55. The Agreement was amended on January 26, 1990, increasing the annual base retirement benefit to be paid to Mr. Langway from $40,774 to $60,774 each year, increased by increases in the Consumer Price Index in the same manner as the original Agreement. Mr. Langway attained age 55 during 1994. The Company records annual expense in anticipation of future payments expected to be made under this Agreement. The annual expense amount recorded is determined by an independent actuary based on Mr. Langway's life expectancy at the time he begins receiving payments. During 2002, the Company recorded $16,981 in such expense.

     The Bank has entered into "change in control" Severance Agreements with John P. Galvani, Executive Vice President, Grace L. Blunt, Senior Vice President, and Robert E. Leist, Senior Vice President.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and related notes set forth information regarding stock owned by each of the directors of the Company and Bank, and by all directors and executive officers of the Company and Bank as a group, at March 14, 2003.

                                         Amount and Nature of
                                         Beneficial Ownership
Title                                    (Number of shares) (1)         Percent
 of         Name of              ------------------------------------     of
Class     Beneficial Owner        Sole (2)     Shared (3)      Total     Class
------  ---------------------    ----------    ---------     --------    -----
Common  Jennie Lee Colosi           2,000         2,871         4,871     0.1%
Stock
($2.50  Edward M. Durkin               --           150           150      --
 par)
        Antonio Frias             108,001         2,120       110,121     1.9%

        I. George Gould            18,470        24,494        42,964     0.7%

        Horst Huehmer               1,400        44,114        45,514     0.8%

        Donald R. Hughes, Jr.      39,719 (4)    58,000        97,719     1.7%

        James A. Langway          248,306 (5)        --       248,306     4.3%

        Dennis F. Murphy, Jr.     387,120       464,596       851,716    14.6%

        David L. Parker            56,084        16,400 (6)    72,484     1.2%

        Mark Poplin                 3,728       303,890 (7)   307,618     5.3%

        David W. Webster            1,940       140,168       142,108     2.4%

        All directors and
        executive officers
        of the Company and
        Bank as a group
        (14 persons)              866,768     1,076,591     1,943,359    33.3%


 (1) Based upon  information  provided to the Company by the indicated  persons.
     Certain directors may disclaim beneficial ownership of certain of the shares listed beside their names.

 (2) Indicates sole voting and investment power.

 (3) Indicates shared voting and investment power.

 (4) Includes  39,719  shares  held by the  Company's  401(k) Plan for which Mr.
     Hughes has voting power in certain circumstances.

 (5) Includes  63,118  shares  held by the  Company's  401(k) Plan for which Mr.
     Langway has voting power in certain circumstances.

 (6) Includes 4,000 shares held by the Unitarian  Church of Marlboro and Hudson,
     MA, for which Mr. Parker is a trustee.

 (7) Includes 105,366 shares held by the Mark Poplin Family Trust and 193,628 shares held by the Shirley E. Poplin Family Trust.


     The following persons own beneficially more than five percent of the outstanding stock of the Company as of March 14, 2003:

                                              Amount and
    Title          Name and Address            Nature of          Percent
      of            of Beneficial             Beneficial            of
    Class               Owner                  Ownership           Class
------------    -----------------------     --------------       --------
Common Stock    Dennis F. Murphy, Jr.       851,716 shares         14.6%
($2.50 par)     188 Prospect Hill Rd.
                Still River, MA  01467

                Cede & Co.                  551,105 shares (1)      9.5%
                P.O. Box 20
                Bowling Green Station
                New York, NY  10274

                Community Bancorp, Inc      387,338 shares (2,3)    6.6%
                401(k) Savings Plan
                17 Pope Street
                Hudson, MA 01749

                Mark Poplin                 307,618 shares (1)      5.3%
                6 Greenway Street, #306
                Wayland, MA  01778

                Einar P. Robsham            303,800 shares          5.2%
                164 Cochituate Road
                Wayland, MA  01778

 (1) Includes 105,366 shares held by the Mark Poplin Family Trust and 193,628 shares held by the Shirley E. Poplin Family Trust.

 (2) Includes 63,118 shares for which Mr. Langway has voting power in certain circumstances.

 (3) Includes 39,719 shares for which Mr. Hughes has voting power in certain circumstances.



     The following table sets forth information regarding the Company's equity compensation plans as of December 31, 2002:

                                                                           Number of Securities
                                                                           Remaining Available
                         Number of Securities                              For Future Issuance
                          To Be Issued Upon        Weighted-Average            Under Equity
                            Exercise of           Exercise Price of         Compensation Plans
                         Outstanding Options,    Outstanding Options,     (Excluding Securities
Plan Category            Warrants and Rights     Warrants and Rights      Reflected in Column (a))
-------------            --------------------    -------------------     ------------------------
                                 (a)                     (b)                       (c)
-------------            --------------------    -------------------     ------------------------
Equity Compensation
  Plans Approved By
  Security Holders (1)        179,479                  $11.01                    204,521

Equity Compensation
  Plans Not Approved
  By Security Holders (2)      23,750                  $11.35                      6,250
                              -------                   -----                    -------
                              203,229                  $11.05                    210,771
                              =======                   =====                    =======

 (1) The Company's 2001 Incentive Stock Option Plan for Key Employees was approved by the stockholders on April 10, 2001.

 (2) The Company's 2001 Directors' Plan, which is a non-qualified stock option plan for directors who are not also employees of the company, did not require stockholder approval.


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

     In October of 1997, the Bank entered into a third-party insurance sales agreement (the "Agreement") with Murphy Insurance Brokerage, Ltd. ("MIBL"). By entering into the Agreement, the Bank implemented a decision of the Board of Directors to expand the Bank's product line by providing the public with access to insurance products. The Agreement between the Bank and MIBL was structured in the form of a lease arrangement for floor space in the Bank's Main Office located at 17 Pope Street, Hudson, Massachusetts. MIBL is a subsidiary of D. F. Murphy Insurance Agency, Inc., which is owned by Dennis F. Murphy, Jr., Chairman of the Company's Board of Directors. The Agreement was terminated effective September 23, 2002, and it had no material affect on the Company's 2002 financial statements or results of operations.

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90 day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                 PART IV
                                 -------

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS

(a) 1. & 2. Index to Consolidated Financial Statement Schedules

     The following consolidated financial statements, which are included in the Annual Report to Shareholders of Community Bancorp, Inc. for the year ended December 31, 2002, are hereby incorporated by reference:

                                                   Annual Report to
                                                     Shareholders
          Description                               page reference
          -----------                              ----------------
Consolidated balance sheets at
  December 31, 2002 and 2001                               4

Consolidated statements of income for
  the years ended December 31, 2002,
  2001 and 2000                                            5

Consolidated statements of stockholders'
  equity for the years ended December 31, 2002,
  2001 and 2000                                            6

Consolidated statements of cash flows
  for the years ended December 31, 2002,
  2001 and 2000                                            7

Notes to consolidated financial statements               8 - 23

     With the exception of the aforementioned information, and information incorporated by reference in Items 5, 6, 7, and 8, the Annual Report to Shareholders for the year ended December 31, 2002 is not deemed to be filed as part of this Form 10-K. Certain schedules required by Regulation S-X have been omitted as the items are either not applicable or are presented in the notes to the financial statements contained in the Annual Report to Shareholders for the year ended December 31, 2002.


     3.  Exhibits

         See accompanying Exhibit Index.


(b) The Company did not file a Form 8-K during the quarter ended December 31, 2002.

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

10.10   Form of Severance Agreement dated February 19,
        1998 between Community National Bank and three
        Executive Officers.                                        (i)

10.11   First Amendment to Shareholder Rights Agreement
        dated February 15, 2000.                                   (j)

10.12   2001 Directors' Stock Option Plan dated February 22,
        2001.                                                      (k)

10.13   2001 Incentive Stock Option Plan for Key Employees
        dated April 10, 2001.                                      (l)

13.     2002 Annual Report to Shareholders

21.     Subsidiaries of Company

23.1    Consent of Independent Certified Public Accountants

23.2    Consent of Predecessor Independent Certified Public Accountants

99.1    Report of Predecessor Independent Certified Public Accountants

99.2    Certifications Pursuant to 18 U.S.C. Section 1350

Notes:
-----

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

                                COMMUNITY BANCORP, INC.


Date:  3-17-03                  By: /s/ Donald R. Hughes, Jr.
       -------                      --------------------------------
                                    Donald R. Hughes, Jr.
                                    Treasurer and Clerk


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date                                 Name and Capacity
  ----                                 -----------------


3-17-03                         /s/ James A. Langway
------------                    -----------------------------------
                                James A. Langway, President & CEO
                                 Principal Executive Officer


3-17-03                         /s/ Donald R. Hughes, Jr.
------------                    -----------------------------------
                                Donald R. Hughes, Jr., Treasurer & Clerk,
                                 Principal Financial Officer and Principal
                                 Accounting Officer


3-17-03                         /s/ James A. Langway
------------                    -----------------------------------
                                James A. Langway, Director


3-17-03                         /s/ Donald R. Hughes, Jr.
------------                    -----------------------------------
                                Donald R. Hughes, Jr., Director


3-17-03                         /s/ Horst Huehmer
------------                    ------------------------------------
                                Horst Huehmer, Director


3-17-03                         /s/ David W. Webster
------------                    ------------------------------------
                                David W. Webster, Director


3-19-03                         /s/ I. George Gould
------------                    ------------------------------------
                                I. George Gould, Director

                            ------------------



3-24-03                         /s/ Edward M. Durkin
------------                    ------------------------------------
                                Edward M. Durkin, Director

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
              ----------------------------------------------------

I, James A. Langway, certify that:

1.  I have reviewed this annual report on Form 10-K of Community Bancorp, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       /s/ James A. Langway
    DATE:  March 17, 2003              ----------------------------
                                       James A. Langway
                                       President and Chief Executive Officer

              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
              ----------------------------------------------------

I, Donald R. Hughes, Jr., certify that:

1.  I have reviewed this annual report on Form 10-K of Community Bancorp, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       /s/ Donald R. Hughes, Jr.
    DATE:  March 17, 2003              ------------------------------
                                       Donald R. Hughes, Jr.
                                       Treasurer, Clerk and Chief
                                         Financial Officer

                            SUPPLEMENTAL INFORMATION
                            ------------------------

     Copies of the Notice of Annual Meeting of Shareholders, Proxy Statement and Proxy For Annual Meeting of Shareholders for the Registrant's 2003 annual meeting of shareholders, to be held on April 8, 2003, have been submitted separately as an EDGAR Submission Type DEF 14A. Such material is not deemed to be filed with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act.