Form 10-Q
period 2003-03-31
COMMUNITY BANCORP INC /MA/
filed 2003-05-12
CIK 742170

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549



                                 FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



                    FOR THE QUARTER ENDED MARCH 31, 2003




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

                      Yes  [X]             No  [ ]



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                      Yes  [X]             No  [ ]




                              Common Stock
                            $2.50 par value
                      5,829,780 shares outstanding
                          as of March 31, 2003



                        PART I - FINANCIAL INFORMATION

                          COMMUNITY BANCORP, INC.
Item 1.                 CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
(Dollars in thousands, except share data)          March 31,   December 31,
                                                     2003          2002
                                                   --------     --------
ASSETS
Cash and cash equivalents                          $ 26,899     $ 22,308
Federal funds sold                                   19,816       19,557
Securities held to maturity, at amortized
  cost (fair value $130,600 in 2003 and
  $118,118 in 2002)                                 127,407      114,699
Securities available for sale, at fair value         52,241       64,765
Federal Home Loan Bank of Boston stock                1,547        1,442
Mortgage loans held for sale                          1,087        2,531

Loans                                               213,615      201,389
Less allowance for loan losses                        2,747        2,733
                                                    -------      -------
       Loans, net                                   210,868      198,656
                                                    -------      -------
Bank premises and equipment, net                      6,351        6,295
Other assets                                          5,704        5,522
                                                    -------      -------
                Total assets                       $451,920     $435,775
                                                    =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
   Noninterest bearing                             $ 78,293     $ 83,445
   Interest bearing                                 274,428      270,837
                                                    -------      -------
       Total deposits                               352,721      354,282
                                                    -------      -------
 Securities sold under repurchase agreements         27,523       24,969
 Federal Home Loan Bank of Boston advances           28,690       14,395
 Other liabilities                                    3,684        3,223
                                                    -------      -------
            Total liabilities                       412,618      396,869
                                                    -------      -------
Commitments and contingencies                            --           --
Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding         --           --
 Common stock, $2.50 par value, 12,000,000
   shares authorized, 6,398,436 shares issued,
   5,829,780 shares outstanding (5,829,630
   shares outstanding at 12/31/2002)                 15,996       15,996
 Additional paid-in capital                             362          360
 Retained earnings                                   26,261       25,346
 Treasury stock, at cost, 568,656 shares
  (568,806 shares at 12/31/2002)                     (4,006)      (4,007)
 Accumulated other comprehensive income                 689        1,211
                                                    -------      -------
            Total stockholders' equity               39,302       38,906
                                                    -------      -------
                Total liabilities and
                  stockholders' equity             $451,920     $435,775
                                                    =======      =======

The accompanying notes are an integral part of these unaudited, consolidated financial statements

                                    -2-

                          COMMUNITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                                      Three months ended
(Dollars in thousands, except share data)                   March 31,
                                                      -------------------
                                                       2003         2002
                                                       ----         ----
Interest and dividend income:
  Interest and fees on loans                       $  3,376     $  3,367
  Interest and dividends on securities:
    Taxable interest                                  1,708        1,819
    Nontaxable interest                                 249          240
    Dividends                                            90           91
  Interest on federal funds sold                         42           79
                                                      -----        -----
    Total interest and dividend income                5,465        5,596

Interest expense:
  Interest on deposits                                1,011        1,289
  Interest on securities sold under
   repurchase agreements                                 76          131
  Interest on Federal Home Loan Bank of
   Boston advances                                      181           61
                                                      -----        -----
    Total interest expense                            1,268        1,481
                                                      -----        -----
Net interest income                                   4,197        4,115
Provision for loan losses                                45           45
                                                      -----        -----
Net interest income after provision
  for loan losses                                     4,152        4,070
                                                      -----        -----
Noninterest income:
  Merchant credit card assessments                      376          416
  Service charges                                       372          332
  Other charges, commissions and fees                   353          365
  Gains on sales of loans, net                          141           64
  Gains on sales of securities, net                     118           59
  Other                                                  27           27
                                                      -----        -----
    Total noninterest income                          1,387        1,263
                                                      -----        -----
Noninterest expense:
  Salaries and employee benefits                      1,801        1,713
  Information technology and ATM network                314          296
  Occupancy, net                                        270          259
  Furniture and equipment                                89          100
  Credit card processing                                325          339
  Printing, stationery and supplies                      71           61
  Professional fees                                     149          119
  Marketing and advertising                              52           28
  Other                                                 359          348
    Total noninterest expense                         3,430        3,263
                                                      -----        -----
Income before income tax expense                      2,109        2,070
Income tax expense                                      709          712
                                                      -----        -----
Net income                                         $  1,400     $  1,358
                                                      =====        =====



                          COMMUNITY BANCORP, INC.
               CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                (Unaudited)
                                                      Three months ended
                                                           March 31,
                                                      ------------------
                                                      2003          2002
                                                      ----          ----
Basic earnings per common share                    $    .24     $    .23

Diluted earnings per common share                  $    .24     $    .23

Dividends per share                                $    .08     $    .07

Basic weighted average number of shares           5,829,767    5,940,606

Diluted weighted average number of shares         5,865,404    5,956,950

The accompanying notes are an integral part of these unaudited, consolidated financial statements.


                                                    COMMUNITY BANCORP, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                         (Unaudited)
                                                          Three months ended March 31, 2002 and 2003
                                                          ------------------------------------------
                                                                                               Accumulated
                                                        Additional                                Other
(Dollars in thousands,                        Common     Paid-in     Retained     Treasury    Comprehensive
  except share data)                           Stock     Capital     Earnings       Stock         Income         Total
                                               -----     -------     --------       -----         ------         -----
Balance at December 31, 2001                $15,996    $   219       $21,609      $(2,297)     $   784        $36,311
                                                                                                               ------
  Comprehensive income:
    Net income                                   --         --         1,358           --           --          1,358
    Change in net unrealized gain/loss
     on securities available for sale,
     net of reclassification adjustment
     and tax effects                             --         --            --           --         (375)          (375)
                                                                                                               ------
        Total comprehensive income               --         --            --           --           --            983
                                                                                                               ------
  Cash dividends declared ($0.073 per
   share)                                        --         --          (434)          --           --           (434)
                                             ------     ------        ------       ------       ------         ------

Balance at March 31, 2002                   $15,996    $   219       $22,533      $(2,297)     $   409        $36,860
                                             ======     ======        ======       ======       ======         ======
----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                $15,996    $   360       $25,346      $(4,007)     $ 1,211        $38,906
                                                                                                               ------
  Comprehensive income:
    Net income                                   --         --         1,400           --           --          1,400
    Change in net unrealized gain/loss
     on securities available for sale,
     net of reclassification adjustment
     and tax effects                             --         --            --           --         (522)          (522)
                                                                                                               ------
        Total comprehensive income               --         --            --           --           --            878
                                                                                                               ------
  Cash dividends declared ($0.083 per
   share)                                        --         --          (485)          --           --           (485)
                                                                                                               ------
  Reissuance of 150 shares of treasury
   stock                                         --          2            --            1           --              3
                                             ------     ------        ------       ------       ------         ------
Balance at March 31, 2003                   $15,996    $   362       $26,261      $(4,006)     $   689        $39,302
                                             ======     ======        ======       ======       ======         ======

            The accompanying notes are an integral part of these unaudited consolidated financial statements.


                            COMMUNITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                      Three months ended
(Dollars in thousands)                                      March 31,
                                                      -------------------
                                                       2003         2002
                                                       ----         ----
Cash flows from operating activities:
  Net income                                       $  1,400     $  1,358
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     247          241
      Gains on sales of securities                     (118)         (59)
      Amortization of securities premiums
        and (discounts), net                            221           99
      Provision for loan losses                          45           45
      Deferred tax benefit                               --         (489)
      Net change in:
        Mortgage loans held for sale                  1,444          802
        Other assets, net                              (182)         339
        Other liabilities, net                          812         (774)
                                                     ------       ------
         Total adjustments                            2,469          204
                                                     ------       ------
Net cash provided by operating activities             3,869        1,562
                                                     ------       ------
Cash flows from investing activities:
  Net change in federal funds sold                     (259)     (15,794)
  Purchases of securities held to maturity          (21,276)        (999)
  Purchases of securities available for sale
    and Federal Home Loan Bank stock                   (104)      (4,258)
  Maturities, calls and principal repayments
    of securities held to maturity                    8,409        4,966
  Proceeds from sales of securities available
    for sale                                          7,113           59
  Maturities and principal repayments of
    securities available for sale                     4,581        1,929
  Net change in loans                               (12,258)         233
  Purchases of premises and equipment,net              (303)        (218)
                                                     ------       ------
Net cash used in investing activities               (14,097)     (14,082)

Cash flows from financing activities:
  Net change in deposits                             (1,561)      16,784
  Net change in securities sold under
    repurchase agreements                             2,554       (2,051)
  Proceeds from Federal Home Loan Bank of
    Boston advances                                  15,000           --
  Payments on Federal Home Loan Bank of
    Boston advances                                    (705)          --
  Reissuance of treasury stock                            3           --
  Dividends paid                                       (472)        (421)
                                                     ------       ------
Net cash provided by financing activities            14,819       14,312
                                                     ------       ------
Net change in cash and cash equivalents               4,591        1,792
                                                     ------       ------
Cash and cash equivalents at beginning of period     22,308       19,877
                                                     ------       ------
Cash and cash equivalents at end of period        $  26,899    $  21,669
                                                     ======       ======

The accompanying notes are an integral part of these unaudited, consolidated financial statements.




Supplemental cash flow information:

                                                      Three months ended
(Dollars in thousands)                                      March 31,
                                                      -------------------
                                                       2003         2002
                                                       ----         ----
    Interest paid on deposits and borrowed funds   $  1,366     $  1,514
    Income taxes paid                                   205          206


                           COMMUNITY BANCORP, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2003
_____________________________________________________________________________

1.  BASIS OF PRESENTATION
    ---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to shareholders and Form 10-K for the year ended December 31, 2002.

2.  RECLASSIFICATIONS
    -----------------
Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period's presentation. The reclassifications have no effect on net income.

3.  STOCK OPTIONS
    -------------
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123") requires stock-based compensation to be either recorded or disclosed at its fair value. As permitted by SFAS No. 123, the Company has elected to account for stock-based compensation under Accounting Principles Board Opinion No. 25. Had compensation cost for awards made in 2003 and 2002 under the Company's stock option plans been determined based on the fair value at the grant dates, consistent with the method set forth under SFAS No. 123, the Company's pro forma net income and earnings per share would have been adjusted to the pro forma amounts indicated below. Pro forma compensation expense for options granted is reflected over the vesting period. Therefore, future pro forma compensation expense may be greater as additional options are granted. The table below is for the quarters ending March 31, 2003 and March 31, 2002.

                                                     Three months ended
(In thousands, except per share data)                     March 31,
                                                     -------------------
                                                      2003         2002
                                                      ----         ----
Net income:      As reported                        $1,400       $1,358
                 Pro forma                           1,367        1,335

Earnings per
share - basic:   As reported                          0.24         0.23
                   Pro forma                          0.23         0.23

Earnings per
share - diluted: As reported                          0.24         0.23
                   Pro forma                          0.23         0.22

                                   -8-

                     PART I - FINANCIAL INFORMATION
                              ---------------------
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
-------
The Company recorded net income of $1,400,000 for the three months ended March 31, 2003, representing an increase of $42,000 or 3.1% over net income of $1,358,000 reported for the same period in 2002. Basic earnings per share of $0.24 for the current period represented an increase of $0.01 from basic earnings per share of $0.23 reported for the three months ended March 31, 2002. Diluted earnings per share of $0.24 for the current period represented an increase of $0.01 from diluted earnings per share of $0.23 for the three months ended March 31, 2002.

The improvement in net income resulted primarily from an increase in net interest income and noninterest income, partially offset by an increase in noninterest expense.

Deposits of $352.7 million at March 31, 2003 decreased by $1.6 million or 0.5% from $354.3 million at December 31, 2002. The decrease in deposits occurred in the noninterest-bearing categories, partially offset by an increase in interest-bearing categories.

Loans of $213.6 million at March 31, 2003 increased by $12.2 million or 6.1% from $201.4 million at December 31, 2002. This increase took place in the commercial loan and 1-4 family real estate loan categories. Noncurrent loans (nonaccrual loans and loans 90 days or more past due but still accruing) totaled $491,000 and $245,000 at March 31, 2003 and December 31, 2002,
respectively.

Assets of $451.9 million at March 31, 2003 represented a $16.1 million or 3.7% increase from $435.8 million at December 31, 2002.

                Three Months Ended March 31, 2003 As Compared To
                       Three Months Ended March 31, 2002
                       ---------------------------------
Interest and Dividend Income
----------------------------
Interest and dividend income for the three months ended March 31, 2003 was $5,465,000 representing a decrease of $131,000 or 2.3% from $5,596,000 for the three months ended March 31, 2002, primarily due to lower interest rates in 2003, partially offset by an increase in average loan and securities balances in 2003. Interest expense was $1,268,000, representing a decrease of $213,000 or 14.4% from $1,481,000 for the three months ended March 31, 2002, primarily due to lower interest rates in 2003, partially offset by higher average interest bearing deposit and borrowing balances in 2003. Net interest income for the three months ended March 31, 2003 was $4,197,000, representing an increase of $82,000 or 2.0% from $4,115,000 for the three months ended March 31, 2002.

Noninterest Income and Expense
------------------------------
Noninterest income for the three months ended March 31, 2003 was $1,387,000 representing an increase of $124,000 or 9.8% from $1,263,000 for the three months ended March 31, 2002. This increase was primarily the result of an increase in service charges, gains on sales of loans and gains on sales of securities, partially offset by a decrease in merchant credit card assessments. The increases in the three income categories were primarily the result of the low interest rate environment. Service charges increased due to the lower earnings credit applied to business DDA balances, gains on sale of loans increased due to increased residential mortgage originations, and the low interest rate environment enabled the bank to sell securities available for sale that matured within one year and invest the proceeds of those sales in longer-term securities at higher yields. The decrease in merchant credit card assessments resulted from lower merchant sales volumes attributable to the weaker economic environment.

Noninterest expense for the three months ended March 31, 2003 of $3,430,000 was up $167,000 or 5.1% from $3,263,000 for the corresponding period in 2002 as the result of increases in salaries and benefits, and professional fees. The increase in salaries and benefits occurred due to merit salary increases, minor additions to staff and increases in employee benefit expense. Professional fees increased primarily due to legal fees associated with the administration of several employee benefit plans.

Provision for Loan Losses
-------------------------
The provision for loan losses was $45,000 for the three months ended March 31, 2003 and 2002. Management believes the allowance for loan losses is adequate and it will continue its on going assessment of the allowance and may adjust the provision if necessary.

Income Taxes
------------
Income tax expense of $709,000 for the three months ended March 31, 2003 remained consistent with $712,000 of income tax expense recorded for the corresponding period in 2002, as the company's effective tax rate was approximately 34% for both periods.

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

In addition to the valuation allowance and the formula allowance, there is an imprecision allowance that is determined based on the totals of the valuation and formula allowances. The imprecision allowance reflects the measurement imprecision inherent in determining the valuation allowance and the formula allowance. Per the Company's internal policy, the imprecision allowance should represent 15% - 25% of the valuation and formula allowances, depending on management's evaluation of various conditions, the effects of which are not directly measured in determining the valuation and formula allowances.

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

Securities
----------
The Company's securities portfolio consists of obligations of U.S. Government sponsored agencies, mortgage-backed securities, obligations of various municipalities, and corporate bonds. Those assets are used in part to secure public deposits and as collateral for repurchase agreements. Total securities were $181.2 million at March 31, 2003, representing an increase of $300,000 or 0.3% from $180.9 million at December 31, 2002. Securities classified as available for sale were $52.2 million and $64.8 million at March 31, 2003 and December 31, 2002, respectively. During the first quarter of 2003, the Company sold $7.0 million in short-term available for sale bonds. The sales took place in order to take advantage of current interest rate conditions and improve investment earnings.

Liquidity and Capital Resources
-------------------------------
The Company's primary sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of securities. These sources provide funds for loan originations, the purchase of securities and other activities. Deposits are considered a relatively stable source of funds. At March 31, 2003 and December 31, 2002, deposits were $352.7 million and $354.3 million, respectively.

As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations. At March 31, 2003, the Company's Tier 1 leverage capital ratio was 8.54%. Regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At March 31, 2003 the Company's Tier 1 and total risk-based capital ratios were 15.27% and 16.36%, respectively. The Bank is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

Asset/Liability Management
--------------------------
The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.

It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's negative one-year cumulative gap position at March 31, 2003, representing the excess of repricing liabilities versus repricing assets within a one year time frame, was 0.2% expressed as a percentage of total assets.

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

Item 4.  CONTROLS AND PROCEDURES
         -----------------------
Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Within the 90 day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II - OTHER INFORMATION
          -----------------
Item 5.  OTHER INFORMATION
         -----------------
On March 4, 2003, the Company's Board of Directors approved an amendment to the "2001 Directors Plan". Under this amendment, the Company may grant up to 54,000 options. As originally approved on February 22, 2001, the Plan allowed the Company to grant up to 30,000 options.

On March 4, 2003, the Company's Board of Directors granted stock options under the "2001 Directors Plan" for the purchase of an aggregate of 18,000 shares of the Company's common stock at a price of $13.50 per share, the fair market value on the date of the grant. The options vest over a four year period.

On March 4, 2003 the Company's Board of Directors granted stock options under the "2001 Incentive Stock Option Plan for Key Employees" for the purchase of an aggregate of 84,317 shares of the Company's common stock at a price of $13.50 per share, the fair value on the date of the grant. The granted options fully vest over a four year period.

There is no established public trading market for the Company's common stock. Therefore, for purposes of the stock options granted on March 4, 2003 pursuant to the "2001 Director's Plan" and the "2001 Incentive Stock Option Plan for Key Employees", the fair value of the Company's stock on the date of grant was determined to be equal to the most recent trade price as of that date.

On March 18, 2003, the Company's Board of Directors declared a first quarter 2003 cash dividend of $.083 per share of common stock to shareholders of record at March 1, 2003, payable on April 15, 2003.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

   99.1 Certification of Financial Statements by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Certification of Financial Statements by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

         The Company did not file a Form 8-K during the quarter ended March 31, 2003.

                                SIGNATURES
                                ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COMMUNITY BANCORP, INC.




Date:  May 12, 2003           By: /s/ James A. Langway
                                  --------------------
                                  James A. Langway
                                  President & Chief Executive Officer
                                    Principal Executive Officer





Date:  May 12, 2003           By: /s/ Donald R. Hughes, Jr.
                                  -------------------------
                                  Donald R. Hughes, Jr.
                                  Treasurer and Clerk,
                                  Principal Financial Officer and
                                    Principal Accounting Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     DATE:  May 12, 2003               /s/ James A. Langway
                                       --------------------
                                       James A. Langway
                                       President and Chief Executive Officer


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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     DATE:  May 12, 2003               /s/Donald R. Hughes, Jr.
                                       ------------------------
                                       Donald R. Hughes, Jr.
                                       Treasurer and Clerk and
                                         Chief Financial Officer

                              EXHIBIT INDEX
                              -------------

 EXHIBIT                       DESCRIPTION
 -------                       -----------
  99.1 Certification of Financial Statements by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification of Financial Statements by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.