Form 10-Q
period 2003-06-30
COMMUNITY BANCORP INC /MA/
filed 2003-08-12
CIK 742170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                       FOR THE QUARTER ENDED JUNE 30, 2003




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

                      Yes  [X]             No  [ ]



                                  Common Stock
                                 $2.50 par value
                          5,863,314 shares outstanding
                               as of June 30, 2003


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             COMMUNITY BANCORP, INC.
Item 1.                 CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                   June 30,    December 31,
(In thousands, except share data)                    2003         2002
---------------------------------                  --------    -----------
ASSETS
Cash and cash equivalents                          $ 23,507     $ 22,308
Federal funds sold                                   12,606       19,557
Securities held to maturity, at amortized
  cost (fair value $141,454 in 2003 and
  $118,118 in 2002)                                 137,485      114,699
Securities available for sale, at fair value         49,784       64,765
Federal Home Loan Bank of Boston stock                2,153        1,442
Mortgage loans held for sale                          2,868        2,531

Loans                                               219,461      201,389
Less allowance for loan losses                        2,784        2,733
                                                    -------      -------
       Loans, net                                   216,677      198,656

Bank premises and equipment, net                      6,156        6,295
Other assets                                          6,034        5,522
                                                    -------      -------
                Total assets                       $457,270     $435,775
                                                    =======      =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
   Noninterest bearing                             $ 79,611     $ 83,445
   Interest bearing                                 268,844      270,837
                                                    -------      -------
       Total deposits                               348,455      354,282
                                                    -------      -------

 Securities sold under repurchase agreements         22,148       24,969
 Federal Home Loan Bank of Boston advances           42,750       14,395
 Other liabilities                                    3,168        3,223
                                                    -------      -------
            Total liabilities                       416,521      396,869
                                                    -------      -------

Commitments and contingencies                            --           --
Stockholders' equity:
 Preferred stock, $2.50 par value, 100,000
   shares authorized, none issued or outstanding         --           --
 Common stock, $2.50 par value, 12,000,000
   shares authorized, 6,398,436 shares issued,
   5,863,314 shares outstanding (5,829,630
   shares outstanding at 12/31/2002)                 15,996       15,996
 Additional paid-in capital                             609          360
 Retained earnings                                   27,195       25,346
 Treasury stock, at cost, 535,122 shares
  (568,806 shares at 12/31/2002)                     (3,855)      (4,007)
 Accumulated other comprehensive income                 804        1,211
                                                    -------      -------
            Total stockholders' equity               40,749       38,906
                                                    -------      -------
                Total liabilities and
                  stockholders' equity             $457,270     $435,775
                                                    =======      =======

 The accompanying notes are an integral part of these unaudited, consolidated financial statements



                             COMMUNITY BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                       Three months ended   Six months ended
(In thousands, except share data)           June 30             June 30
---------------------------------      ------------------   ----------------
                                         2003      2002      2003      2002
                                         ----      ----      ----      ----
Interest and dividend income:
 Interest and fees on loans            $ 3,464   $ 3,405   $ 6,840   $ 6,771
 Interest and dividends on securities:
  Taxable interest                       1,550     1,934     3,258     3,754
  Nontaxable interest                      293       237       542       477
  Dividends                                 39        83       129       174
 Interest on federal funds sold             39        79        81       158
                                        ------    ------    ------    ------
   Total interest and dividend income    5,385     5,738    10,850    11,334
                                        ------    ------    ------    ------

Interest expense:
 Interest on deposits                      957     1,206     1,968     2,495
 Interest on securities sold under
  repurchase agreements                     71       115       147       246
 Interest on Federal Home Loan Bank
  of Boston advances                       204       115       385       176
                                        ------    ------    ------    ------
  Total interest expense                 1,232     1,436     2,500     2,917
                                        ------    ------    ------    ------

Net interest income                      4,153     4,302     8,350     8,417
Provision for loan losses                   35        45        80        90
                                        ------    ------    ------    ------
Net interest income after provision
 for loan losses                         4,118     4,257     8,270     8,327
                                        ------    ------    ------    ------

Noninterest income:
 Merchant credit card assessments          400       405       776       821
 Service charges                           378       373       750       705
 Other charges, commissions, fees          385       351       738       689
 Gains on sales of loans, net              111        39       252       103
 Gains on sales of securities, net         106        36       224        95
 Other                                      23        24        50        52
                                        ------    ------    ------    ------
  Total noninterest income               1,403     1,228     2,790     2,465
                                        ------    ------    ------    ------

Noninterest expense:
 Salaries and employee benefits          1,734     1,666     3,535     3,379
 Information technology and ATM network    339       313       653       608
 Occupancy, net                            254       226       524       459
 Furniture and equipment                    92       108       181       199
 Credit card processing                    372       343       697       683
 Printing, stationery & supplies            45        58       116       119
 Professional fees                         144       120       293       239
 Marketing and advertising                  60        70       112        98
 Other                                     339       290       698       648
                                        ------    ------    ------    ------
  Total noninterest expense              3,379     3,194     6,809     6,432
                                        ------    ------    ------    ------

Income before income tax expense         2,142     2,291     4,251     4,360
Income tax expense                         713       801     1,422     1,512
                                        ------    ------    ------    ------
Net income                             $ 1,429   $ 1,490   $ 2,829   $ 2,848
                                        ======    ======    ======    ======

The accompanying notes are an integral part of these unaudited, consolidated financial statements.



                          COMMUNITY BANCORP, INC.
                CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                   (Unaudited)
                                       Three months ended    Six months ended
                                            June 30               June 30
                                       ------------------    ----------------
                                         2003      2002       2003      2002
                                         ----      ----       ----      ----
Basic earnings per common share      $     .25 $     .25  $     .49 $     .48

Diluted earnings per common share    $     .24 $     .25  $     .48 $     .48

Dividends per share                  $     .09 $     .08  $     .17 $     .15

Basic weighted average number
 of shares                           5,835,547 5,951,094  5,832,673 5,945,879

Diluted weighted average number
 of shares                           5,878,676 5,966,928  5,874,264 5,961,713

The accompanying notes are an integral part of these unaudited, consolidated financial statements.



                                              COMMUNITY BANCORP, INC.
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (Unaudited)

                                                                   Six months ended June 30, 2002
                                            -------------------------------------------------------------------------

                                                                                              Accumulated
                                                       Additional                               Other
                                             Common     Paid-in      Retained     Treasury   Comprehensive
(In thousands, except share data)             Stock     Capital      Earnings       Stock        Income         Total
---------------------------------           -------    ----------    --------     --------   -------------    -------
Balance at December 31, 2001                $15,996    $   219       $21,609      $(2,297)     $   784        $36,311
                                                                                                               ------
  Comprehensive income:
    Net income                                   --         --         2,848           --           --          2,848
    Change in net unrealized gain/loss
     on securities available for sale,
     net of reclassification adjustment
     and tax effects                             --         --            --           --           20             20
                                                                                                               ------
        Total comprehensive income               --         --            --           --           --          2,868
                                                                                                               ------
  Cash dividends declared ($0.15 per share       --         --          (881)          --           --           (881)
  Reissuance of 23,279 shares of treasury
    stock                                        --        140            --          105           --            245
                                             ------     ------        ------       ------       ------         ------
Balance at June 30, 2002                    $15,996    $   359       $23,576      $(2,192)     $   804        $38,543
                                             ======     ======        ======       ======       ======         ======


                                                                   Six months ended June 30, 2003
                                            ------------------------------------------------------------------------

                                                                                              Accumulated
                                                       Additional                               Other
                                             Common     Paid-in      Retained     Treasury   Comprehensive
(In thousands, except share data)             Stock     Capital      Earnings       Stock        Income        Total
---------------------------------            ------     -------      --------     --------     --------       -------
Balance at December 31, 2002                $15,996    $   360       $25,346      $(4,007)     $ 1,211        $38,906
                                                                                                               ------
  Comprehensive income
    Net income                                   --         --         2,829           --           --          2,829
    Change in net unrealized gain/loss
     on securities available for sale,
     net of reclassification adjustment
     and tax effects                             --         --            --           --         (407)          (407)
                                                                                                               ------
        Total comprehensive income               --         --            --           --           --          2,422
                                                                                                               ------

  Cash dividends declared ($0.17 per share)      --         --          (980)          --           --           (980)
  Reissuance of 33,684 shares of treasury
    stock                                        --        249            --          152           --            401
                                             ------     ------        ------       ------       ------         ------
Balance at June 30, 2003                    $15,996    $   609       $27,195      $(3,855)     $   804        $40,749
                                             ======     ======        ======       ======       ======         ======

           The accompanying notes are an integral part of these unaudited consolidated financial statements.


                            COMMUNITY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                       Six months ended
(In thousands)                                              June 30,
--------------                                         -----------------
                                                       2003         2002
                                                       ----         ----
Cash flows from operating activities:
  Net income                                       $  2,829     $  2,848
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     505          486
      Gains on sales of securities                     (224)         (95)
      Amortization of securities premiums
        and (discounts), net                            493          209
      Provision for loan losses                          80           90
      Deferred tax benefit                              114           24
      Net change in:
        Mortgage loans held for sale                   (337)      (1,328)
        Other assets, net                              (626)         (21)
        Other liabilities, net                          343         (453)
                                                     ------       ------
         Total adjustments                              349        1,090
                                                     ------       ------
Net cash provided by operating activities             3,177        1,760
                                                     ------       ------

Cash flows from investing activities:
  Net change in federal funds sold                   (6,951)      (5,256)
  Purchases of securities held to maturity          (43,168)     (15,989)
  Purchases of securities available for sale
    and Federal Home Loan Bank stock                   (711)     (11,301)
  Maturities, calls and principal repayments
    of securities held to maturity                   20,010       10,550
  Proceeds from sales of securities available
    for sale                                          9,217        6,034
  Maturities and principal repayments of
    securities available for sale                     5,038        9,111
  Net change in loans                               (18,101)      (2,870)
  Purchases of premises and equipment, net             (366)        (350)
                                                     ------       ------
Net cash used in investing activities               (21,130)     (10,071)
                                                     ------       ------

Cash flows from financing activities:
  Net change in deposits                             (5,827)      12,881
  Net change in securities sold under
    repurchase agreements                            (2,821)      (6,106)
  Proceeds from Federal Home Loan Bank of
    Boston advances                                  30,000        5,000
  Payments on Federal Home Loan Bank of
    Boston advances                                  (1,645)        (150)
  Reissuance of treasury stock                          401          245
  Dividends paid                                       (956)        (855)
                                                     ------       ------
Net cash provided by financing activities            19,152       11,015
                                                     ------       ------

Net change in cash and cash equivalents               1,199        2,703

Cash and cash equivalents at beginning of period     22,308       19,877
                                                     ------       ------

Cash and cash equivalents at end of period        $  23,507    $  22,580
                                                     ======       ======

The accompanying notes are an integral part of these unaudited, consolidated financial statements.






Supplemental cash flow information:

                                                       Six months ended
(In thousands)                                              June 30,
--------------                                         -----------------
                                                       2003         2002
                                                       ----         ----
    Interest paid on deposits and borrowed funds   $  2,522     $  2,941
    Income taxes paid                                 1,300          794



                             COMMUNITY BANCORP, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2003
-----------------------------------------------------------------------------

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


2. STOCK OPTIONS

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123") requires stock-based compensation to be either recorded or disclosed at its fair value. As permitted by SFAS No. 123, the Company has elected to account for stock-based compensation under Accounting Principles Board Opinion No. 25. Had compensation cost for awards made in 2003 and 2002 under the Company's stock option plans been determined based on the fair value at the grant dates, consistent with the method set forth under SFAS No. 123, the Company's pro forma net income and earnings per share would have been adjusted to the pro forma amounts indicated below. Pro forma compensation expense for options granted is reflected over the vesting period. Therefore, future pro forma compensation expense may be greater as additional options are granted. The table below is for the six month and three month periods ending June 30, 2003 and 2002, respectively.


(In thousands,                    Six months ended      Three months ended
except per share data)                 June 30,               June 30,
----------------------            ----------------      ------------------
                                  2003        2002        2003      2002
                                  ----        ----        ----      ----
Net income:      As reported     $2,829      $2,848      $1,429   $1,490
                   Pro forma      2,763       2,802       1,396    1,467

Earnings per
share - basic:   As reported       0.49        0.48        0.25     0.25
                   Pro forma       0.47        0.47        0.24     0.25

Earnings per
share - diluted: As reported       0.48        0.48        0.24     0.25
                   Pro forma       0.47        0.47        0.24     0.25


3. MERGER AGREEMENT

On July 30, 2003, the Company and Citizens Financial Group ("Citizens") entered into an Agreement and Plan of Merger (the "Agreement") by and among Citizens

Bank of Massachusetts ("Citizens Bank"), a wholly owned subsidiary of Citizens, Citizens and the Company. Under the terms of the Agreement, Citizens will acquire the Company in a cash merger transaction for $19.75 per share. Pursuant to the Agreement, Community National Bank will become a part of Citizens Bank. The acquisition is subject to customary conditions, including shareholder and regulatory approval, and is expected to close in the fourth quarter of 2003.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
-------
The Company recorded net income of $2,829,000 for the six months ended June 30, 2003, representing a decrease of $19,000 or 0.7% from net income of $2,848,000 reported for the same period in 2002. Basic earnings per share of $0.49 for the current period represented an increase of $0.01 from basic earnings per share of $0.48 reported for the six months ended June 30, 2002. Diluted earnings per share of $0.48 for the current period remained unchanged from one year ago.

While net income for the six months ended June 30, 2003 remained relatively unchanged compared to the six month period ending June 30, 2002, net interest income decreased from one year ago and noninterest expense increased from a year ago and both were offset by an increase in noninterest income and a decrease in tax expense.

Deposits of $348.5 million at June 30, 2003 decreased by $5.8 million or 1.6% from $354.3 million at December 31, 2002. The decrease in deposits occurred in the noninterest-bearing, and interest-bearing categories.

Loans of $219.5 million at June 30, 2003 increased by $18.1 million or 9.0% from $201.4 million at December 31, 2002. This increase took place in the commercial loan and 1-4 family real estate loan categories. Noncurrent loans (nonaccrual loans and loans 90 days or more past due but still accruing) totaled $510,000 and $245,000 at June 30, 2003 and December 31, 2002, respectively.

Assets of $457.3 million at June 30, 2003 represented a $21.5 million or 4.9% increase from $435.8 million at December 31, 2002.

                  Six Months Ended June 30, 2003 As Compared To
                         Six Months Ended June 30, 2002
                  ---------------------------------------------

Interest and Dividend Income
----------------------------
Interest and dividend income for the six months ended June 30, 2003 was $10,850,000 representing a decrease of $484,000 or 4.3% from $11,334,000 for the six months ended June 30, 2002, primarily due to lower interest rates in 2003, partially offset by an increase in average loan and securities balances in 2003. Interest expense was $2,500,000, representing a decrease of $417,000 or 14.3% from $2,917,000 for the six months ended June 30, 2002, primarily due to lower interest rates in 2003, partially offset by higher average interest bearing deposit and borrowing balances in 2003. Net interest income for the six months ended June 30, 2003 was $8,270,000, representing a decrease of $57,000 or 0.7% from $8,327,000 for the six months ended June 30, 2002.

Noninterest Income and Expense
------------------------------
Noninterest income for the six months ended June 30, 2003 was $2,790,000 representing an increase of $325,000 or 13.2% from $2,465,000 for the six months ended June 30, 2002. This increase was primarily the result of an increase in service charges, gains on sales of loans and gains on sales of securities, partially offset by a decrease in merchant credit card assessments. The increases in service charges, loan sales and securities sales were primarily the result of the low interest rate environment.

Service charges increased due to a lower earnings credit applied to business DDA balances, gains on sale of loans increased due to increased residential mortgage originations, and the low interest rate environment enabled the bank to sell securities available for sale that mature within one year and invest the proceeds of those sales in longer-term securities and in the loan portfolio. The decrease in merchant credit card assessments resulted from lower merchant sales volumes attributable to the weaker economic environment.

Noninterest expense for the six months ended June 30, 2003 of $6,809,000 was up $377,000 or 5.9% from $6,432,000 for the corresponding period in 2002 as the result of increases in salaries and benefits, and professional fees. The increase in salaries and benefits occurred due to merit salary increases, minor additions to staff and increases in employee benefit expense. Professional fees increased primarily due to legal fees and expenses related to correspondent banking.

Provision for Loan Losses
-------------------------
The provision for loan losses for the six months ended June 30, 2003 was $80,000, compared to $90,000 for the six months ended June 30, 2002. This change was a result of changes in the inherent risk of the loan portfolio.

Income Taxes
------------
Income tax expense for the six months ended June 30, 2003 was $1,422,000, compared to $1,512,000 for the corresponding period in 2002. The company's effective tax rate was approximately 34% for both periods.

                Three Months Ended June 30, 2003 As Compared To
                        Three Months Ended June 30, 2002
                -----------------------------------------------

Interest and Dividend Income
----------------------------
Interest and dividend income for the three months ended June 30, 2003 was $5,385,000 representing a decrease of $353,000 or 6.2% from $5,738,000 for the three months ended June 30, 2002, primarily due to lower interest rates in 2003, partially offset by an increase in average loan and securities balances in 2003. Interest expense was $1,232,000, representing a decrease of $204,000 or 14.2% from $1,436,000 for the three months ended June 30, 2002, primarily due to lower interest rates in 2003, partially offset by higher average interest bearing deposit and borrowing balances in 2003. Net interest income for the three months ended June 30, 2003 was $4,118,000, representing a decrease of $139,000 or 3.3% from $4,257,000 for the three months ended June 30, 2002.

Noninterest Income and Expense
------------------------------
Noninterest income for the three months ended June 30, 2003 was $1,403,000 representing an increase of $175,000 or 14.3% from $1,228,000 for the three months ended June 30, 2002. This increase was primarily the result of an increase in service charges, gains on sales of loans and gains on sales of securities. The decrease in merchant credit card assessments resulted from lower merchant sales volumes attributable to the weaker economic environment. Noninterest expense for the three months ended June 30, 2003 was $3,379,000 representing an increase of $185,000 or 5.8% from $3,194,000 for the three months ended June 30, 2002. This increase was primarily the result of an increase in salaries and benefits, information technology, occupancy, professional fees, and other expense. The increase in salaries and benefits occurred due to merit salary increases, minor additions to staff and increases in employee benefit expense. Occupancy expense increased as a result of the bank's approval to sell insurance products. Prior to receiving this approval, insurance commissions and annuity sales were booked as rental income offsetting occupancy expense. This rental income totaled $43,000 during the first six months of 2002. During 2003, this income in the amount of $26,000 has been booked in noninterest income in other charges, commissions and fees.

Provision for Loan Losses
-------------------------
The provision for loan losses for the three months ended June 30, 2003 was $35,000, compared to $45,000 for the three months ended June 30, 2002. Management believes the allowance for loan losses is adequate, and it will continue its on going assessment of the allowance and may adjust the provision if necessary.

Income Taxes
------------
Income tax expense was $713,000 for the three months ended June 30, 2003, compared to $801,000 for the same period in 2002. The company's effective tax rate was approximately 34% for both periods.

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

Securities
----------
The Company's securities portfolio consists of obligations of U.S. Government sponsored agencies, mortgage-backed securities, obligations of various municipalities, and corporate bonds. Those assets are used in part to secure public deposits and as collateral for repurchase agreements. Total securities were $189.4 million at June 30, 2003, representing an increase of $8.5 million or 4.7% from $180.9 million at December 31, 2002. Securities classified as available for sale were $49.8 million and $64.8 million at June 30, 2003 and December 31, 2002, respectively. During the first six months of 2003, the Company sold $9.2 million in short-term available for sale bonds. The sales took place in order to take advantage of current interest rate conditions and improve investment earnings.

Liquidity and Capital Resources
-------------------------------
The Company's primary sources of liquidity are customer deposits, amortization and pay-offs of loan principal and maturities of securities. These sources provide funds for loan originations, the purchase of securities and other activities. Deposits are considered a relatively stable source of funds. At June 30, 2003 and December 31, 2002, deposits were $348.5 million and $354.3 million, respectively.

As a nationally chartered member of the Federal Reserve System, the Bank has the ability to borrow funds from the Federal Reserve Bank of Boston by pledging certain of its securities as collateral. Also, the Bank is a member of the Federal Home Loan Bank which provides additional borrowing opportunities.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations. At June 30, 2003, the Company's Tier 1 leverage capital ratio was 8.73%. Regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At June 30, 2003 the Company's Tier 1 and total risk-based capital ratios were 15.62% and 16.71%, respectively. The Bank is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

Asset/Liability Management
--------------------------
The Company has an asset/liability management committee which oversees all asset/liability activities of the Company. The committee establishes general guidelines each year and meets regularly to review the Company's operating results and to make strategic changes when necessary.

It is the Company's general policy to reasonably match the rate sensitivity of its assets and liabilities. A common benchmark of this sensitivity is the one year gap position, which is a reflection of the difference between the speed and magnitude of rate changes of interest rate sensitive liabilities as compared with the Bank's ability to adjust the rates of it's interest rate sensitive assets in response to such changes. The Company's positive one-year cumulative gap position at June 30, 2003, representing the excess of repricing assets versus repricing liabilities within a one year time frame, was 0.4% expressed as a percentage of total assets.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders was held on April 8, 2003. At that meeting, two (2) matters were put before the shareholders for vote. The results of the voting were as follows:

1. To fix the number of Directors who shall constitute the full Board of Directors at eleven.

         Votes for:                4,283,968
         Votes against:                2,204

2. To elect as Directors the four individuals listed as nominees in the Proxy Statement, who, together with the seven Directors whose terms of office did not expire at this meeting, constitute the full Board of Directors.

             Director              Votes For         Votes Against
             --------              ---------         -------------
         Jennie Lee Colosi         4,276,968             9,204
         Edward M. Durkin          4,276,968             9,204
         Antonio Frias             4,276,968             9,204
         Dennis F. Murphy, Jr.     4,276,968             9,204

Item 5.  OTHER INFORMATION

On June 17, 2003, the Company's Board of Directors declared a second quarter 2003 cash dividend of $.085 per share of common stock to shareholders of record at June 1, 2003, payable on July 15, 2003.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

   10.1  Amendment to Change in Control Agreement between the Company and John
         P. Galvani, dated July 29, 2003.

   99.1 Certification of Financial Statements by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Certification of Financial Statements by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.3  Form of Stockholder Agreement


(b) Reports on Form 8-K

         The Company filed a Form 8-K on April 15, 2003 pursuant to the Company's condensed consolidated financial statements for the three months ended March 31, 2003, which were mailed to shareholders on that date.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COMMUNITY BANCORP, INC.



Date:  August 12, 2003        By: /s/ James A. Langway
                                  ----------------------------
                                  James A. Langway
                                  President & Chief Executive Officer
                                    Principal Executive Officer




Date:  August 12, 2003        By: /s/ Donald R. Hughes, Jr.
                                  ----------------------------
                                  Donald R. Hughes, Jr.
                                  Treasurer and Clerk,
                                  Principal Financial Officer and
                                    Principal Accounting Officer

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

     DATE:  August 12, 2003            /s/ James A. Langway
                                       -------------------------
                                       James A. Langway
                                       President and Chief Executive Officer


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


     DATE:  August 12, 2003            /s/ Donald R. Hughes, Jr.
                                       -------------------------
                                       Donald R. Hughes, Jr.
                                       Treasurer and Clerk and
                                         Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

 EXHIBIT                          DESCRIPTION
 -------                          -----------

  10.1 Amendment to Change in Control Agreement between the Company and John P. Galvani, dated July 29, 2003.

  99.1 Certification of Financial Statements by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification of Financial Statements by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.3     Form of Stockholder Agreement